Form 10QSB
period 1996-03-31
GOTHIC ENERGY CORP
filed 1996-05-14
CIK 878482

                          UNITED STATESUNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                       or

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period from _____________________ to ______________________________.

                        Commission file number 0-19753

        -------------------------------------------------------------

                           GOTHIC ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                        22-2663839
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)

             5727 SOUTH LEWIS, #700, TULSA, OKLAHOMA    74105-7148
                   (Address of principal executive offices)

                                 918-749-5666
             (Registrant's telephone number, including area code)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes     X        No          .
               ---------       ---------


                    APPLICABLE ONLY TO CORPORATE  ISSUERS:

    As of May 13, 1996, 12,369,991 shares of the Registrant's Common Stock,
                       $.01 par value, were outstanding.

              GOTHIC ENERGY CORPORATIONGOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1  -  FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     March 31, 1996 and December 31, 1995                                  3

     Consolidated Unaudited Statements of Operations
     Three Months ended March 31, 1996 and 1995                            4

     Consolidated Unaudited Statements of Cash Flows
     Three Months ended March 31, 1996 and 1995                            5

     Notes to Unaudited Consolidated Financial Statements                  6


     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or
     Plan of Operations                                                    9



PART II - OTHER INFORMATION                                              PAGE

     Signatures                                                           13

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                       March 31,   December 31,
                     ASSETS                              1996          1995
                     ------                          ------------  ------------
Current assets:
   Cash and cash equivalents                         $  1,588,320  $    157,559
   Oil and gas receivable                               1,740,007       295,344
   Receivable from officers and
     employees                                             18,857        16,459
   Other                                                   51,104        74,697
                                                     ------------  ------------

     Total current assets                               3,398,288       544,059

Property and equipment:
  Oil and gas properties on full cost method           31,189,355     9,556,480
  Equipment, furniture and fixtures                       632,011       135,807
  Accumulated depreciation, depletion and impairment   (8,418,231)   (1,696,414)
                                                     ------------  ------------

  Property and equipment, net                          23,403,135     7,995,873

Notes receivable:
  Affiliate                                                -            123,000
  Other                                                    61,648        61,648
Investment                                                 -            200,000
Other assets, net                                       1,622,842       377,541
                                                     ------------  ------------

Total assets                                         $ 28,485,913  $  9,302,121
                                                     ============  ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Accounts payable trade                            $  1,190,587  $  1,019,543
   Oil and gas revenue payable                          1,312,294        94,841
   Accrued liabilities                                    268,605       516,176
   Notes payable                                           25,000     2,900,000
   Current portion long-term debt                       2,220,000     2,220,000
                                                     ------------  ------------

Total current liabilities                               5,016,486     6,750,560

Long-term debt                                          8,353,120     3,025,573
                                                     ------------  ------------

Gas imbalance liability                                 1,189,956         -


Stockholders' equity:
   Preferred stock, par value $.05,
      authorized 500,000 shares; issued and
      outstanding 5,540 shares                                277         -
   Common stock, par value $.01, authorized
     30,000,000 shares; issued and outstanding
     12,236,657 and 5,501,785 shares                      122,367        55,018
   Additional paid in capital                          32,232,380    13,965,236
   Accumulated deficit                                (18,428,673)  (14,494,266)
                                                     ------------  ------------

   Total stockholders' equity                          13,926,351      (474,012)
                                                     ------------  ------------

Total liabilities and
  stockholders' equity                               $ 28,485,913  $  9,302,121
                                                     ============  ============

          See accompanying notes to consolidated financial statements

                          GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                         1996          1995
                                                      -----------   -----------
Revenues:
  Oil and gas sales                                   $ 1,608,216   $   137,527
  Well operations                                         161,213
  Interest and other income                                 1,157         3,302
                                                       ----------   -----------

  Total revenues                                        1,770,586       140,829

Costs and expenses:
  Lease operating expenses                                883,097        86,469
  Depletion, depreciation and amortization                534,370        60,900
  Selling, general and administrative expense             406,307       232,934
  Provision for impairment of oil and gas properties    5,050,000       486,000
                                                       ----------   -----------

Operating loss                                         (5,103,188)     (725,474)
Interest expense                                          321,545        49,310
                                                       ----------   -----------

Loss before income taxes and extraordinary item       $(5,424,733)  $  (774,784)

Income tax benefit                                      2,992,547         -
                                                      -----------   -----------

Loss before extraordinary item                         (2,432,186)     (774,784)

Loss on early extinguishment of debt                    1,432,973         -
                                                      -----------   -----------

Net loss                                              $(3,865,159)  $  (774,784)

Preferred dividend                                         69,250         -
                                                      -----------   -----------

Net loss available for common shares                  $(3,934,409)  $  (774,784)
                                                      ===========   ===========

Loss per common share                                 $      (.41)  $      (.24)
                                                      ===========   ===========

Weighted average common shares outstanding              9,673,237     3,187,777
                                                      ===========   ===========

                            See accompanying notes

                   GOTHIC ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited)

                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        1996          1995
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss                                           $ (3,865,159)  $  (774,784)
  Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
  Depreciation and amortization                           534,370        60,900
  Amortization of discount and loan costs                    -           37,562
  Provision for impairment of oil and gas properties    5,050,000       486,000
  Deferred income tax benefit                          (2,992,547)         -
  Loss on early extinguishment of debt                  1,432,973          -

Changes in assets and liabilities:
 Increase in accounts receivable                         (247,533)      (36,672)
 Decrease  in other current assets                         40,653         2,527
 Increase (decrease)  in accounts and
     revenues payable                                      81,904      (107,835)
 Decrease in accrued liabilities                         (670,856)      (19,288)
 Decrease in other assets                                 205,700          -
                                                     ------------   -----------

Net cash used by operating activities                    (430,495)     (351,590)


Cash flows from investing activities:
  Proceeds from sale of investment                        200,000          -
  Proceeds from collection on note receivable             123,000          -
  Proceeds from sale of property                            5,962        36,943
  Purchase of property and equipment                     (220,939)   (3,219,432)
  Property development                                   (126,431)      (50,488)
  Acquisition of business, net of cash acquired       (17,592,973)         -
  Other                                                     -            (8,950)
                                                     ------------   -----------

Net cash used by investing activities                 (17,611,381)   (3,241,927)

Cash flows from financing activities:
  Payments on short-term debt                          (1,560,000)         -
  Proceeds of short-term debt                                -        1,850,000
  Payments on long-term debt                           (6,913,258)     (175,000)
  Proceeds of long-term debt                           11,000,000          -
  Proceeds from sale of common stock, net              13,141,368     1,472,000
  Proceeds from sale of preferred stock, net            3,997,430          -
  Other                                                  (192,903)         -
                                                     ------------   -----------

Net cash provided by financing activities              19,472,637     3,147,000

Net change in cash and cash equivalents                 1,430,761      (446,517)

Cash and cash equivalents, beginning of period            157,559       824,978
                                                     ------------   -----------

Cash and cash equivalents, end of period             $  1,588,320   $   378,461
                                                     ============   ===========

                            See accompanying notes

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     BUSINESS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Buttonwood Energy Corporation and its subsidiaries Buttonwood Petroleum, Inc. and Dakota Services, Inc. ("Buttonwood") since their acquisition on January 30, 1996. Since November 1994, the Company has been primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves.

     PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995. The results of operations for the periods represented are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2.   OIL AND GAS PROPERTIES

     The Company's oil and gas reserves are estimated annually by petroleum engineers. The Company's calculation of depletion, depreciation and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values.

     In the event the unamortized costs of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and gas properties. With the recording of the Buttonwood acquisition, and based on the reserve report for the quarter ending March 31, 1996, the Company recorded a $5,050,000 provision for impairment of oil and gas properties at March 31, 1996. Estimates of oil and gas reserves are imprecise. Changes in the estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

NOTE 3.   OIL AND GAS PROPERTY ACQUISITION

     BUTTONWOOD ACQUISITION - On January 30, 1996 the Company completed the acquisition of Buttonwood Energy Corporation (the "Buttonwood Acquisition"), at a price of $17,912,500, net of a $1,000,000 deposit paid in 1995 and charged to expense. The aggregate purchase price of $18,008,712 including acquisition costs of $389,212, was allocated to the assets acquired and liabilities assumed as follows:


                Current assets              $   1,632,327
                Property and equipment         20,784,016
                Other assets                    1,435,500
                Current liabilities            (1,660,628)
                Gas imbalance                  (1,189,956)
                Deferred income taxes          (2,992,547)
                                             ------------
                Aggregate purchase price       18,008,712
                Less:  Cash acquired             (415,739)
                      Net cash paid         $  17,592,973
                                             ============

     The transaction was financed with proceeds from a public offering of the Company's securities, a preferred stock financing, a bridge financing and the establishment of a credit facility with Bank One, Texas. The public offering
and the preferred stock financing, generated net proceeds of $17,216,000.   The
remaining purchase price was paid out of the proceeds from the Bank One, Texas Credit Facility. The acquisition was accounted for under the purchase method and, accordingly, results of operations of the acquired operations are included in the Company's results of operations since the date of acquisition.

NOTE 4.   FINANCING ACTIVITIES

     BANK ONE LOAN - Effective January 30, 1996, the Company entered into an $11 million revolving loan facility with Bank One Texas. The proceeds of the borrowing were used to finance a portion of the purchase price of the Buttonwood Acquisition , and to repay outstanding indebtedness to Stratum Group, L.L.C.
("Stratum").   The amount outstanding on the Bank One Loan was $10,557,000 at
March 31, 1996.

     The terms of the Bank One Loan provide for principal reduction payments at the rate of $185,000 per month, plus interest, commencing the first month after the borrowing is incurred with all outstanding principal and interest due and payable three years from the initial borrowing date. Interest is payable at the option of the Company, either at the rate of 1% over Bank One's base rate or up to 3.75% (based on the principal balance outstanding), over the rate for borrowed dollars by the lending bank in the London Interbank Market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties, including those acquired from Buttonwood. The loan agreement relating to the loan facility includes various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, and debt service coverage. The loan agreement also established an amount of minimum tangible net worth and places a limitation on annual selling, general and administrative expenses. Material breaches of these or other covenants which are not cured or waived could result in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

     STRATUM LOAN - On June 2, 1995, Gothic Texas entered into an agreement with Stratum in which Stratum agreed to loan Gothic Texas a maximum aggregate of $8,131,500, of which only $6,756,500 was drawn and was used to complete the Johnson Ranch Acquisition. At January 30, 1996 the amount outstanding was $6,575,687. On that date the Company, with proceeds from its new credit facility, paid Stratum in full and terminated its loan agreement with them.
This transaction resulted in a loss on extinguishment of debt of $1,432,973.

     Effective January 30, 1996 Quest Capital Corporation ("Quest"), converted $1,290,000 of its $1,850,000 note into 1,290 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The remaining $560,000 of indebtedness and $265,000 of accrued interest and other amounts due Quest were converted into a subordinated note in the principal amount of $825,000 which was paid by the Company on March 13, 1996.

     BRIDGE FINANCING - A $1,000,000 note owing to Quest, Epoch Capital Corporation and another lender , along with accrued interest, was paid, on January 30, 1996 at the closing of the public offering by the Company.

     PUBLIC OFFERING - The Company completed a public offering of 2,545,000 Units at a price of $6.00 per Unit. Each Unit consisted of three shares of the Company's $.01 par value common stock and three redeemable common stock purchase warrants, each redeemable for one share of common stock at $2.40 per share. The offering netted the Company approximately $12,970,000, which, together with the proceeds from the credit facility and preferred stock financing, was applied to the purchase of Buttonwood and the repayment of indebtedness.

     PREFERRED STOCK OFFERING - On January 30, 1996 the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The financing included 1,290 shares issued to Quest in exchange for $1,290,000 principal amount of a note. The remaining 4,250 shares were sold for an aggregate cash price of $4,250,000. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock issued are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock of $2.00, if calculated as of March 31, 1996.
On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock would be issuable on conversion.

NOTE 5.   SUBSEQUENT EVENTS

     ADDITIONAL ACQUISITIONS - Subsequent to the quarter ending March 31, 1996, the Company signed a purchase agreement to acquire from Comstock Resources, Inc. ("Comstock"), its interest in 164 wells, located primarily in Oklahoma and Arkansas, of which 71 will be operated by the Company. The purchase price is $6.6 million, subject to any closing adjustments.

     Additionally, the Company has signed a letter of intent to acquire Stratum's 7% royalty interest in the Johnson Ranch properties which was assigned to it as part of the Johnson Ranch Acquisition in consideration for the financing provided. The purchase price is $800,000. In addition, the Company has agreed to reduce to $3.25 per share the exercise price of the warrants to purchase 1,000,000 shares of common stock issued to Stratum in consideration for providing the Johnson Ranch Acquisition financing. Prior to such amendment, the warrants were exercisable at $3.50 per share with respect to 500,000 shares and $4.50 per share with respect to 500,000 shares.

     The Company intends to fund these acquisitions with an anticipated increase in its Bank One Credit Facility to approximately $17 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

     Commencing in the last quarter of 1994, the Company redirected its business efforts toward acquiring natural gas and oil reserves and the production, development and exploitation of those reserves. On November 30, 1994, the Company sold the outstanding stock of its wholly owned subsidiary, Pike County Dispatch, Inc. On January 19, 1995, the Company completed its first acquisition of oil and gas reserves.

     On January 30, 1996, the Company completed the following transactions: (i) it completed the acquisition of Buttonwood Energy Corporation (the "Buttonwood Acquisition"); (ii) it borrowed $11 million pursuant to a credit facility (the "Credit Facility") entered into with a bank; (iii) it completed the public sale of securities (the "Offering") yielding net proceeds of approximately $12,970,000; and (iv) it sold 5,540 shares of 7 1/2% Cumulative Preferred Stock (the "Preferred Stock Financing") for aggregate consideration of $5,540,000 inclusive of $1,290,000 principal amount of a note of the Company exchanged for shares.

RESULTS OF OPERATIONS
- - ---------------------

     Revenues were $1,770,586 for the three months ended March 31, 1996, as compared to $140,829 for the same period ended March 31, 1995. This increase is the result of acquisitions of oil and gas properties made by the Company described above. Higher prices for oil and gas sales also contribute to the increase. Oil and gas revenues for the period ended March 31, 1996 were $1,608,216, with $676,550 coming from oil sales and $931,666 from gas sales.
Oil sales were based on the sale of 35,807 barrels at an average price of $18.89 per barrel. Gas sales were based on the sale of 494,401 mcf at an average price of $1.88 per mcf.

     The Company incurred lease operating expenses in the three months ended March 31, 1996 of $883,097. This compares to $86,469 for the same period in 1995. This increase is also a result of the acquisitions completed since January 1995.

     Depletion, depreciation and amortization expense increased to $534,370 for the three months ended March 31, 1996 from $60,900 for the same period in the prior year. Depletion on the oil and gas properties amounted to $515,000 for the three months ended March 31, 1996 and $60,000 for the comparable period in 1995.

     Selling, general and administrative costs were $406,307 for the three months ended March 31, 1996, as compared to $232,934 for the three months ended March 31, 1995. The major reason for this increase is the addition of personnel and related costs due to acquisitions made since the quarter ending March 31, 1995. The increase also includes some one-time costs related to the completion of the Buttonwood transaction. The Company also recorded a $5,050,000 full cost ceiling write-down on its oil and gas properties at March 31, 1996.

     Interest and financing costs increased $272,235, to $321,545 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is the result of interest costs related to the financing used by the Company to acquire oil and gas properties.

     The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $69,250 in preferred dividends on its 7 1/2% cumulative preferred stock during the period.

CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

GENERAL
- - -------

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas producing properties. In general, because oil and gas reserves the Company has acquired and intends to acquire are depleted by production over time, the success of its business strategy is dependent upon a continuos acquisition, exploitation, enhancement, development and operation program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company will continue to require access to debt and equity capital or the availability of joint venture development arrangements, among other possible sources, to pursue its business strategy of additional property acquisition and development. The Company has no present arrangements to raise additional capital from the sale of its securities or to enter into joint development arrangements and no assurance can be given that the Company will be able to obtain additional capital or enter into joint venture development arrangements on satisfactory terms to implement the Company's business strategy. The Company has funded its recent capital needs through the issuance of capital stock and borrowings. Without raising additional capital or entering into joint oil and gas well development arrangements, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of the available cash flow. No assurance can be given as to the availability or terms of any such additional capital or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's stockholders.

     At March 31, 1996 the Company had a cash position of $1,588,320 and a working capital deficit of $1,618,198.

ACQUISITION FINANCING
- - ---------------------

     Under the terms of the Buttonwood Acquisition agreement, which was completed on January 30, 1996, the Company paid $17,912,500, in consideration for the acquisition, net of a $1,000,000 deposit paid in 1995 and charged to expense.

     The Bank One Credit Facility currently enables the Company to borrow up to $11 million. The proceeds of the borrowing were used on January 30, 1996 to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. The terms currently provide for amortization payments at the rate of $185,000 per month commencing February 1, 1996, with all outstanding principal and interest due and payable three years from the initial borrowing date.

Interest is payable, at the option of Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The loan agreement relating to the Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i) maintain a ratio of current assets to current liabilities, as defined, of not less than 1. 0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of the lesser of $1,200,000 or 25% of consolidated net revenues. Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

     Pursuant to the Preferred Stock Financing, the Company issued and sold 5,540 shares of its 7 1/2% Cumulative Convertible Preferred Stock for an aggregate consideration of $5,540,000, of which $4,250,000 was paid in cash, and $1,290,000 was paid by Quest by exchange of $1,290,000 of outstanding principal amount of indebtedness held by Quest for 1,290 shares. The proceeds were used by the Company, together with the net proceeds from the offering and the Credit Facility, for the balance of the purchase price of the Buttonwood Acquisition and to repay indebtedness and expenses of the 1996 Transactions. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock are convertible, commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lesser of (i) $2.00 or
(ii) a price equal to the average of the closing prices of the Company's Common Stock during the 30 business days prior to the day the shares are converted less a discount of 12 1/2%. The number of shares of Common Stock to be issued on conversion is determined by multiplying the number of shares of 7 1/2% Cumulative Convertible Preferred Stock to be converted by $1,000 and dividing the result by the conversion price in effect. The shares pay a cumulative preferred dividend of 7 1/2% of the stated value per annum payable semi-annually. The shares of 7 1/2% Cumulative Convertible Preferred Stock have no voting rights.

     After reflecting the exchange of $1,290,000 principal amount of indebtedness for 1,290 shares of 7 1/2% Cumulative Convertible Preferred Stock in the Preferred Stock Financing, the remaining $560,000 of principal and accrued interest of $173,000 owing to Quest on a note, and other obligations owing to Quest aggregating $92,000 were replaced at the closing of the Preferred Stock Financing with a new subordinated note in the principal amount of $825,000 bearing interest at 7 1/2% per annum, due, together with all accrued interest thereon, ten years from the date it is issued. The $825,000 note was repaid on March 13, 1996.

     ADDITIONAL ACQUISITIONS - Subsequent to the quarter ending March 31, 1996, the Company signed a purchase agreement to acquire from Comstock Resources, Inc. ("Comstock"), its interest in 164 wells, located primarily in Oklahoma and Arkansas, of which 71 will be operated by the Company. The purchase price is $6.6 million, subject to any closing adjustments.

     Additionally, the Company has signed a letter of intent to acquire Stratum's 7% royalty interest in the Johnson Ranch properties which was assigned to it as part of the Johnson Ranch Acquisition in consideration for the financing provided. The purchase price is $800,000. In addition, the Company has agreed to reduce to $3.25 per share the exercise price of the warrants to purchase 1,000,000 shares of common stock issued to Stratum in consideration for providing the Johnson Ranch Acquisition financing. Prior to such amendment, the warrants were exercisable at $3.50 per share with respect to 500,000 shares and $4.50 per share with respect to 500,000 shares.

     The Company intends to fund these acquisitions with an anticipated increase in its Bank One Credit Facility to approximately $17 million.

CASH FLOW
- - ---------

     Net cash used in operating activities increased to $430,495 for the three months ended March 31, 1996 as compared to net cash used of $351,590 for same period in 1995. This was primarily a result of the net loss of $3,865,159, the full cost ceiling write-down of $2,057,453 and the loss on early extinguishment of debt of $1,432,973 and net changes in operating assets and liabilities.

     The Company used $17,611,381 of net cash in investing activities for the first quarter of 1996 compared with $3,241,927 for the same period in 1995. This was due to the acquisition of Buttonwood, net of cash acquired, for $17,592,973, and oil and gas well enhancements in the amount of $126,431 and other producing property acquisitions of $220,939.

     Net cash provided by financing activities for the quarter ended March 31, 1996 was $19,472,637 compared to $3,147,000 provided in 1995. During the quarter ended March 31, 1996 the Company received proceeds from long-term debt of $11,000,000, proceeds from the issuance of common stock of $13,141,368 and proceeds from the issuance of preferred stock of $3,997,430. The Company also used funds of $8,473,258 to pay short and long-term debt during the quarter.

     CAUTIONARY STATEMENT  -  Reference is made to the Cautionary Statement for
                                                       ------------------------
Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
- - -----------------------------------------------------------------------------
Reform Act of 1995 contained in the Company's Annual Report on Form 10-KSB for
- - ------------------
the year ended December 31, 1995, which Cautionary Statement is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GOTHIC ENERGY CORPORATION



DATE:  MAY 13, 1996      BY:    /S/ MICHAEL PAULK
                              ------------------------------------------
                                MICHAEL PAULK,
                                PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:  MAY 13, 1996      BY:    /S/ ANDREW MCGUIRE
                              ------------------------------------------
                                ANDREW MCGUIRE,
                                CONTROLLER