Form 10QSB
period 1996-06-30
GOTHIC ENERGY CORP
filed 1996-08-12
CIK 878482

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


      [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1996

                                       or

      [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the period from _____________ to _____________

                        Commission file number 0-19753

        --------------------------------------------------------------

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
                        -----     -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of August 7, 1996,  12,353,190  shares of the Registrant's Common Stock,
                       $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE

       ITEM 1  -  FINANCIAL STATEMENTS

       Consolidated Unaudited Balance Sheets
       June 30, 1996 and December 31, 1995                                  3

       Consolidated Unaudited Statements of Operations
       Six Months ended June 30, 1996 and 1995                              4

       Consolidated Unaudited Statements of Operations
       Three Months ended June 30, 1996 and 1995                            5

       Consolidated Unaudited Statements of Cash Flows
       Six Months ended June 30, 1996 and 1995                              6

       Notes to Unaudited Consolidated Financial Statements                 7


       ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

       Management's Discussion and Analysis or
       Plan of Operations                                                  11



PART II - OTHER INFORMATION                                               PAGE

       Item 1  -  Legal Proceedings                                        16

       Item 2  -  Changes in Securities                                    16

       Item 3  -  Defaults Upon Senior Securities                          16

       Item 4  -  Submission of Matters to a Vote of Security Holders      16

       Item 5  -  Other Information                                        16

       Item 6  -  Exhibits and Reports on Form 8-K                         16

                  Signatures                                               17

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                         June 30,    December 3l,
                   ASSETS                                  1996          1995
                   ------                              ------------  -------------
                                                       (unaudited)

Current assets:
  Cash and cash equivalents                            $    142,811    $   157,559
  Oil and gas receivable                                  2,743,973        295,344
  Receivable from officers and
   employees                                                 25,861         16,459
  Other                                                      77,934         74,697
                                                       ------------    -----------
   Total current assets                                   2,990,579        544,059

Property and equipment:
  Oil and gas properties on full cost method             39,253,282      9,556,480
  Equipment, furniture and fixtures                         643,326        135,807
  Accumulated depreciation, depletion and impairment     (9,632,231)    (1,696,414)
                                                       ------------    -----------
  Property and equipment, net                            30,264,377      7,995,873

Notes receivable:
  Affiliate                                                       -        123,000
  Other                                                      61,648         61,648
Investment                                                                 200,000
Other assets, net                                         1,660,752        377,541
                                                       ------------    -----------
Total assets                                           $ 34,977,356    $ 9,302,121
                                                       ============    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Accounts payable trade                               $    712,037    $ 1,019,543
  Oil and gas revenue payable                             1,762,069         94,841
  Accrued liabilities                                       116,337        516,176
  Notes payable                                              25,000      2,900,000
  Current portion long-term debt                          4,033,895      2,220,000
                                                       ------------    -----------
Total current liabilities                                 6,649,338      6,750,560

Long-term debt                                           13,073,696      3,025,573
                                                       ------------    -----------
Gas imbalance liability                                   1,189,956              -

Stockholders' equity:
  Preferred stock, par value $.05,
   authorized 500,000 shares; issued and outstanding
   5,540 shares                                                 277              -
  Common stock, par value $.0l, authorized 30,000,000
   shares; issued and outstanding 12,353,190 and
   5,501,785 shares                                         123,532         55,018
  Additional paid in capital                             32,530,847     13,965,236
  Accumulated deficit                                   (18,590,290)    (1,494,266)
                                                       ------------    -----------
  Total stockholders' equity                             14,064,366       (474,012)
                                                       ------------    -----------
Total liabilities and
 stockholders' equity                                  $ 34,977,356    $ 9,302,121
                                                       ============    ===========

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                       For the six months ended
                                                               June 30,
                                                      --------------------------
                                                          1996          1995
                                                      ------------  ------------

Revenues:
 Oil and gas sales                                     $ 4,343,126   $   487,033
 Well operations                                           483,865        12,104
 Interest and other income                                  31,642         7,296
                                                       -----------   -----------
 Total revenues                                          4,858,633       506,433

Costs and expenses:
 Lease operating expenses                                2,059,735       275,071
 Depletion, depreciation and amortization                1,764,786       175,900
 Selling, general and administrative expense               818,324       457,421
 Provision for impairment of oil and gas properties      5,050,000       486,000
                                                       -----------   -----------
Operating loss                                          (4,834,212)     (887,959)

Interest expense                                           648,261       527,265
                                                       -----------   -----------
Loss before income taxes and extraordinary item        $(5,482,473)  $(1,415,224)

Income tax benefit                                       2,992,547             -
                                                       -----------   -----------
Loss before extraordinary item                          (2,489,926)   (1,415,224)

Loss on early extinguishment of debt                     1,432,973             -
                                                       -----------   -----------
Net loss                                               $(3,922,899)  $(1,415,224)

Preferred dividend                                         173,125             -
                                                       -----------   -----------
Net loss available for common shares                   $(4,096,024)  $(1,415,224)
                                                       ===========   ===========

Loss per common share                                  $      (.37)  $      (.41)
                                                       ===========   ===========

Weighted average common shares outstanding              10,954,947     3,422,580
                                                       ===========   ===========


                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                For the three months ended
                                                         June 30,
                                                --------------------------
                                                   1996           1995
                                                -----------    -----------

Revenues:
  Oil and gas sales                             $ 2,734,910     $  349,506
  Well operations                                   322,652         12,104
  Interest and other income                          30,485          3,994
                                                -----------     ----------

Total revenues                                    3,088,047        365,604

Costs and expenses:
  Lease operating expenses                        1,176,638        188,602
  Depletion, depreciation and amortization        1,230,416        115,000
  Selling, general and administrative expense       412,017        224,487
                                                -----------     ----------

  Operating income (loss)                           268,976       (162,485)
  Interest expense                                  326,716        477,955
                                                -----------     ----------

Net loss                                        $   (57,740)    $ (640,440)

Preferred dividend                                  103,875              -
                                                -----------     ----------

Net loss available for common shares               (161,615)      (640,440)
                                                ===========     ==========

Loss per common share                           $     (0.01)    $    (0.17)
                                                ===========     ==========

Weighted average common shares outstanding       12,295,564      3,774,713
                                                ===========     ==========



                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                        For the six months ended
                                                                June 30,
                                                      ----------------------------
                                                           1996          1995
                                                      -------------  -------------

Cash flows from operating activities:
  Net loss                                            $ (3,922,899)  $ (1,415,224)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
  Depreciation and amortization                          1,764,786        175,900
  Amortization of discount and loan costs                        -        375,625
  Provision for impairment of oil and gas properties     5,050,000        486,000
  Deferred income tax benefit                           (2,992,547)             -
  Loss on early extinguishment of debt                   1,432,973              -

Changes in assets and liabilities:
  Increase in accounts receivable                       (1,258,503)      (279,167)
  Decrease in other current assets                          13,823        (42,372)
  Increase (decrease) in accounts and
   revenues payable                                         53,129        245,070
  Decrease in accrued liabilities                         (753,874)        99,162
  Decrease in other assets                                 205,700              -
                                                      ------------   ------------

  Net cash used by operating activities                   (407,412)      (355,006)

Cash flows from investing activities:
  Proceeds from sale of investment                         200,000              -
  Proceeds from collection on note receivable              123,000              -
  Proceeds from sale of property                           191,239        129,328
  Purchase of property and equipment                    (7,962,335)   (10,403,319)
  Property development                                    (347,423)      (138,473)
  Acquisition of business, net of cash acquired        (17,592,973)             -
  Other                                                          -              -
                                                      ------------   ------------

Net cash used by investing activities                  (25,388,492)   (10,412,464)

Cash flows from financing activities:
  Payments on short-term debt                           (1,560,000)      (150,000)
  Proceeds of short-term debt                                    -      2,000,000
  Payments on long-term debt                            (7,608,983)      (275,502)
  Proceeds of long-term debt                            18,230,195      6,885,210
  Proceeds from sale of common stock, net               13,141,368      1,724,000
  Proceeds from sale of preferred stock, net             3,997,430              -
  Payment on Dividends                                    (173,125)
  Other                                                   (245,729)      (145,056)
                                                      ------------   ------------

Net cash provided by financing activities               25,781,156     10,038,652

Net change in cash and cash equivalents                    (14,748)      (728,818)

Cash and cash equivalents, beginning of period             157,559        824,978
                                                      ------------   ------------
Cash and cash equivalents, end of period              $    142,811   $     96,160
                                                      ============   ============


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

       PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1995 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

       In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995. The results of operations for the periods represented are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2.   OIL AND GAS PROPERTY ACQUISITION

       COMSTOCK ACQUISITION - On May 16, 1996 the Company completed the acquisition, effective as of January 1, 1996, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. ("Comstock"), of various working interests in 145 producing oil and gas properties. The Company will operate 70 of the wells. The purchase price for the properties acquired was $6,600,000, subject to certain post-closing adjustments which reduced the amount paid to $6,430,195. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas.

       The purchase price was financed through an increase in the amount of borrowings under the Company's Loan Agreement dated January 19, 1996 with Bank One, Texas, N.A.

       STRATUM OVERRIDE ACQUISITION - On May 16, 1996 the Company completed the acquisition of the Stratum Group, L.L.C. ("Stratum") 7% overriding royalty interests in the Company's Johnson Ranch wells. The purchase price for the interests acquired was $800,000. The purchase price was financed through an increase in the Company's borrowing facility at Bank One, Texas, N.A. and from the Company's working capital.

       BUTTONWOOD ACQUISITION - On January 30, 1996 the Company completed the acquisition of Buttonwood Energy Corporation (the "Buttonwood Acquisition"), at a price of $17,912,500, net of a $1,000,000 deposit paid in 1995 and charged to expense. The aggregate purchase price of $18,008,712 including acquisition costs of $389,212, was allocated to he assets acquired and liabilities assumed as follows:

                Current assets              $   1,632,327
                Property and equipment         20,784,016
                Other assets                    1,435,500
                Current liabilities            (1,660,628)
                Gas imbalance                  (1,189,956)
                Deferred income taxes          (2,992,547)
                                            -------------
                Aggregate purchase price       18,008,712
                Less:  Cash acquired             (415,739)
                      Net cash paid         $  17,592,973
                                            =============

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

NOTE 3.  FINANCING ACTIVITIES

       BANK ONE LOAN - Effective January 30, 1996, the Company entered into an $11 million revolving loan facility with Bank One Texas. The proceeds of the borrowing were used to finance a portion of the purchase price of the Buttonwood Acquisition, and to repay outstanding indebtedness to Stratum Group, L.L.C.
("Stratum").   On May 16, 1996 the revolving loan facility was increased to
$17.7 million. The proceeds from this increase were used to finance the purchase price of the Comstock and Stratum acquisitions (See Note 3). Of the increase $669,895 was part of a one-time $1 million Special Advance which must be repaid in full prior to October 1, 1996 and bears interest at a rate of 5% over the bank's base rate. The Company anticipates repaying the special advance out of excess working capital and through the sale of marginal properties. The remaining increase was granted under the original terms of the facility. The total amount outstanding on the Bank One Loan was $17,092,595 at June 30, 1996.

       The terms of the Bank One Loan provide for principal reduction payments at the rate of $232,000 per month, plus interest with all outstanding principal and interest due and payable on January 30, 1999. Interest is payable at the option of the Company, either at the rate of 1% over Bank One's base rate or up to 3.75% (based on the principal balance outstanding), over the rate for borrowed dollars by the lending bank in the London Interbank Market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties, including those acquired from Buttonwood and Comstock. The loan agreement relating to the loan facility includes various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, and debt service coverage. The loan agreement also established an amount of minimum tangible net worth and places a limitation on annual selling, general and administrative expenses. Material breaches of these or other covenants which are not cured or waived could result in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

       STRATUM LOAN - On June 2, 1995, Gothic Texas entered into an agreement with Stratum in which Stratum agreed to loan Gothic Texas a maximum amount of $8,131,500, of which $6,756,500 was drawn and used to complete the Johnson Ranch Acquisition. At January 30, 1996 the amount outstanding was $6,575,687. On that date the Company, with proceeds from its new credit facility, paid Stratum in full and terminated its loan agreement with them. This transaction resulted in a loss on extinguishment of debt of $1,432,973.

       Effective January 30, 1996 Quest Capital Corporation ("Quest"), converted $1,290,000 of its $1,850,000 note into 1,290 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The remaining $560,000 of indebtedness and $265,000 of accrued interest and other amounts due Quest were converted into a subordinated note in the principal amount of $825,000 which was paid in full by the Company on March 13, 1996.

       BRIDGE FINANCING - A $1,000,000 note owing to Quest, Epoch Capital Corporation and another lender , along with accrued interest, was paid in full, on January 30, 1996 at the closing of the public offering by the Company.

       PUBLIC OFFERING - During the quarter ended March 31, 1996, the Company completed a public offering of 2,545,000 Units at a price of $6.00 per Unit. Each Unit consisted of three shares of the Company's $.01 par value common stock and three redeemable common stock purchase warrants, each exercisable for one share of common stock at $2.40 per share. The offering netted the Company approximately $12,970,000, which, together with the proceeds from the credit facility and preferred stock financing, was applied to the purchase of Buttonwood and the repayment of indebtedness.

       PREFERRED STOCK OFFERING - On January 30, 1996 the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The financing included 1,290 shares issued to Quest in exchange for $1,290,000 principal amount of a note. The remaining 4,250 shares were sold for an aggregate cash price of $4,250,000. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock issued are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock of $2.00. On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock would be issuable on conversion.

NOTE 4.  SUBSEQUENT EVENTS

       ADDITIONAL ACQUISITIONS - Subsequent to the quarter ending June 30, 1996, the Company completed the acquisition of working interests from various sellers, in approximately 120 wells in the Anadarko Basin of Western Oklahoma, and the Arkoma Basin of Eastern Oklahoma and Arkansas. The purchase price of the transactions was approximately $3.3 million and was financed from the Company's working capital and an increase in the revolving credit facility with Bank One, Texas, N.A. The loan facility was increased to approximately $19.3 million on July 31, 1996, with $18.5 million being under the original terms of the loan and $800,000 falling under the terms of the Special Advance (See Note 4). The Company's monthly principal payment will increase to $290,000 beginning September 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

       The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

       On January 19, 1995, the Company completed its first acquisition of oil and gas reserves, the Egolf Acquisition, and on June 2, 1995, the Company completed a second acquisition of oil and gas reserves, the Johnson Ranch Acquisition.

       On January 30, 1996, the Company completed the following transactions:
(i) it completed the acquisition of Buttonwood Energy Corporation (the "Buttonwood Acquisition"); (ii) it borrowed $11 million pursuant to a credit facility (the "Credit Facility") entered into with a bank; (iii) it completed the public sale of securities (the "Offering") yielding net proceeds of approximately $12,970,000; and (iv) it sold 5,540 shares of 7 1/2% Cumulative Preferred Stock (the "Preferred Stock Financing") for aggregate consideration of $5,540,000 inclusive of $1,290,000 principal amount of a note of the Company exchanged for the preferred shares.

       On May 16, 1996, the Company completed the acquisition from Comstock of various working interests in 145 producing oil and gas properties for the purchase price of $6,430,195. In addition, on May 16, 1996, the Company completed the acquisition of the Stratum 7% overriding royalty interests in the Company's Johnson Ranch wells for the purchase price of $800,000. The purchase prices were financed through an increase in the Company's borrowing facility at Bank One, Texas, N.A. and from the Company's working capital.

RESULTS OF OPERATIONS
- ---------------------

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Revenues were $4,858,633 for the six months ended June 30, 1996, as compared to $506,433 for the same period ended June 30, 1995. This increase is primarily the result of acquisitions of oil and gas properties made by the Company since June 1995, as described above. Higher prices for oil and gas sales also contributed to the increase. Oil and gas revenues for the period ended June 30, 1996 were $4,343,126, with $1,577,120 coming from oil sales and $2,766,006 from gas sales. Oil sales were based on the sale of 82,726 barrels at an average price of $19.06 per barrel. Gas sales were based on the sale of 1,399,688 mcf at an average price of $1.98 per mcf.

       The Company incurred lease operating expenses in the six months ended June 30, 1996 of $2,059,735. This compares to $275,071 for the same period in 1995. This increase is also a result of the acquisitions completed since June 1995, as described above.

       Depletion, depreciation and amortization expense increased to $1,764,786 for the six months ended June 30, 1996 from $175,900 for the same period in the prior year. Depletion of the oil and gas properties increased to $1,720,000 for the six months ended June 30, 1996 from $165,000 for the comparable period in 1995 primarily due to the acquisitions since June 1995, as described above.

       Selling, general and administrative costs were $818,324 for the six months ended June 30, 1996, as compared to $457,421 for the six months ended June 30, 1995. The major reason for this increase is the addition of personnel and related costs due to acquisitions made since June of 1995. The increase also includes some nonrecurring costs related to the completion of the Buttonwood transaction. The Company also recorded a $5,050,000 full cost ceiling write-down on its oil and gas properties at March 31, 1996.

       Interest and financing costs increased to $648,261 for the six months ended June 30, 1996. This compares to $527,265 for the same period in 1995. The increase is the result of interest costs related to the financing used by the Company to acquire oil and gas properties.

       The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $173,125 in preferred dividends on its 7 1/2% cumulative preferred stock during the six months ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
1995.

       Revenues were $3,088,047 for the three months ended June 30, 1996, as compared to $365,604 for the same period ended June 30, 1995. This increase is the result of acquisitions of oil and gas properties made by the Company since June 0f 1995, as described above. Oil and gas revenues for the period ended June 30, 1996 were $2,734,910, of which $900,570 came from oil sales and $1,834,340 from gas sales. Oil sales were based on the sale of 46,919 barrels at an average price of $19.19 per barrel. Gas sales were based on the sale of 905,287 mcf at an average price of $2.03 per mcf.

       The Company incurred lease operating expenses in the three months ended June 30, 1996 of $1,176,638. This compares to $188,602 for the same period in 1995. This increase is also a result of the acquisitions completed since June 1995, as described above.

       Depletion, depreciation and amortization expense was $1,230,416 for the three months ended June 30, 1996 as compared to $115,000 for the same period in the prior year. Such increase was primarily due to higher volumes of oil and gas sold related to the properties acquired since June of 1995.

       Selling, general and administrative costs were $412,017 for the three months ended June 30, 1996, as compared to $224,487 for the three months ended June 30, 1995. The major reason for this increase is the addition of personnel and related costs due to acquisitions made since June of 1995.

       Interest and financing costs decreased $151,239 to $326,716 for the three months ended June 30, 1996 as compared to the same period in 1995. This is a result of the Company's debt restructuring, which was completed in January 1996, and lower financing costs.

       The Company also recognized $103,875 in preferred dividends on its 7 1/2% cumulative preferred stock during the three months ended June 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

GENERAL
- -------

       The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas producing properties. In general, because oil and gas reserves the Company has acquired and intends to acquire are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, development and operation program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company will continue to require access to debt and equity capital or the availability of joint venture development arrangements, among other possible sources, to pursue its business strategy of additional property acquisition and development. The Company has no present arrangements to raise additional capital from the sale of its securities and no assurance can be given that the Company will be able to obtain additional capital or enter into joint venture development arrangements on satisfactory terms to implement the Company's business strategy. The Company has funded its recent capital needs through the issuance of capital stock and borrowings. Without raising additional capital or entering into joint oil and gas well development arrangements, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of the available cash flow. No assurance can be given as to the availability or terms of any such additional capital or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's stockholders.

       At June 30, 1996 the Company had a cash position of $142,811 and a working capital deficit of $3,658,759 including $4,033,895 of current portion of long-term debt.

ACQUISITION FINANCING
- ---------------------

       Under the terms of the Buttonwood Acquisition agreement, which was completed on January 30, 1996, the Company paid $17,912,500, in consideration for the acquisition, net of a $1,000,000 deposit paid in 1995 and charged to expense.

       The Bank One Credit Facility currently enables the Company to borrow up to $19.3 million. The proceeds of the borrowing were used on January 30, 1996 to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds were used on May 16, 1996 to finance the purchase of the Comstock and Stratum well interests, and on July 31, 1996 to finance the acquisition of well interests from various sellers. The terms currently provide for amortization payments at the rate of $232,000 per month through August 1996 and $290,000 per month commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Interest is payable, at the option of Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The loan agreement relating to the Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i) maintain a ratio of current assets to current liabilities, as defined, of not less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0,
(iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues. Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

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

CASH FLOW
- ---------

       Net cash used in operating activities increased to $407,412 for the six months ended June 30, 1996 as compared to net cash used of $355,006 for same period in 1995. This was primarily a result of an increase in cash flow from operations before changes in operating assets and liabilities, offset by an increase in working capital.

       The Company used $25,388,492 of net cash in investing activities for the first six months of 1996 compared with $10,412,464 for the same period in 1995. This was primarily due to the acquisition of Buttonwood, net of cash acquired, for $17,592,973, the acquisition of Comstock for $6,430,195, net of adjustments, and oil and gas well enhancements in the amount of $347,423 and other producing property acquisitions of $1,532,140.

       Net cash provided by financing activities for the six months ended June 30, 1996 was $25,781,156 compared to $10,038,652 provided in 1995. During the six months ended June 30, 1996 the Company received proceeds from long-term debt of $18,230,195, proceeds from the issuance of common stock of $13,141,368 and proceeds from the issuance of preferred stock of $3,997,430. The Company also used funds of $9,168,983 to pay short and long-term debt during the period, and $173,125 to pay preferred dividends.

       CAUTIONARY STATEMENT  -  Reference is made to the Cautionary Statement
                                                         --------------------
for Purposes of the "Safe Harbor" Provisions of the Private Securities
- ----------------------------------------------------------------------
Litigation Reform Act of 1995 contained in the Company's Annual Report on Form
- -----------------------------
10-KSB for the year ended December 31, 1995, which Cautionary Statement is incorporated herein by reference.

                         PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 16, 1996, reporting under "Item 2 - Acquisition or Disposition of Assets" and "Item 7 - Financial Statements and Exhibits".

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GOTHIC ENERGY CORPORATION



DATE:  AUGUST 9, 1996    By:    /s/ MICHAEL PAULK
                            -----------------------------------------------
                                 MICHAEL PAULK,
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:  AUGUST 9, 1996    By:    /s/ ANDREW MCGUIRE
                            -----------------------------------------------
                                 ANDREW MCGUIRE,
                                 CONTROLLER