Form 10QSB/A
period 1996-03-31
GOTHIC ENERGY CORP
filed 1996-11-18
CIK 878482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                       or

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the period from                                to                          .
                    ------------------------------    -------------------------
                        Commission file number 0-19753

                           GOTHIC ENERGY CORPORATION
                           -------------------------
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
               --------------    ------------


                     APPLICABLE ONLY TO CORPORATE  ISSUERS:

     As of May 13, 1996, 12,369,991 shares of the Registrant's Common Stock,
                       $.01 par value, were outstanding.

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

                                 INTRODUCTION


This amendment to Items 1 and 2 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended March 31, 1996 includes changes from the previous filing to reflect a $92,000 increase in depletion expense on oil and gas properties for the period.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1  -  FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     March 31, 1996 and December 31, 1995                                      3

     Consolidated Unaudited Statements of Operations
     Three Months ended March 31, 1996 and 1995                                4

     Consolidated Unaudited Statements of Cash Flows
     Three Months ended March 31, 1996 and 1995                                5

     Notes to Unaudited Consolidated Financial Statements                      6

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or
     Plan of Operations                                                        9


PART II - OTHER INFORMATION                                                 PAGE

     Signatures                                                               12




                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                                                    March 31,        December 31,
                          ASSETS                                       1996              1995
                          ------                                  ------------      ------------
Current assets:
   Cash and cash equivalents                                       $  1,588,320      $    157,559
   Oil and gas receivable                                             1,740,007           295,344
   Receivable from officers and
     employees                                                           18,857            16,459
   Other                                                                 51,104            74,697
                                                                   ------------      ------------
     Total current assets                                             3,398,288           544,059

Property and equipment:
  Oil and gas properties on full cost method                         24,453,290         8,640,480
  Equipment, furniture and fixtures                                     254,260           135,807
  Accumulated depreciation and depletion                             (1,396,414)         (780,414)
                                                                   ------------      ------------

  Property and equipment, net                                        23,311,136         7,995,873

Notes receivable:
  Affiliate                                                              -                123,000
  Other                                                                  61,648            61,648
Investment                                                               -                200,000
Other assets, net                                                     1,622,842           377,541
                                                                   ------------      ------------

Total assets                                                       $ 28,393,914      $  9,302,121
                                                                   ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable trade                                          $  1,190,587      $  1,019,543
   Oil and gas revenue payable                                        1,312,294            94,841
   Accrued liabilities                                                  268,605           516,176
   Notes payable                                                         25,000         2,900,000
   Current portion long-term debt                                     2,220,000         2,220,000
                                                                   ------------      ------------

Total current liabilities                                             5,016,486         6,750,560

Long-term debt                                                        8,353,120         3,025,573

Gas imbalance liability                                               1,189,956            -

Stockholders' equity:
   Preferred stock, par value $.05,
      authorized 500,000 shares; issued and outstanding
      5,540  shares                                                        277            -
   Common stock, par value $.01, authorized 30,000,000
      shares; issued and outstanding 12,236,657 and
      5,501,785 share                                                   122,367            55,018
   Additional paid in capital                                        32,232,380        13,965,236
   Accumulated deficit                                              (18,520,672)      (14,494,266)
                                                                   ------------      ------------
   Total stockholders' equity                                        13,834,352          (474,012)
                                                                   ------------      ------------
Total liabilities and
  stockholders' equity                                             $ 28,393,914      $  9,302,121
                                                                   ============      ============


                            See accompanying notes


                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           1996          1995
                                                       -----------   ------------
Revenues:
  Oil and gas sales                                    $  1,608,216  $   137,527
  Well operations                                           161,213          -
  Interest and other income                                   1,157        3,302
                                                       ------------  -----------
  Total revenues                                          1,770,586      140,829

Costs and expenses:
  Lease operating expenses                                  883,097       86,469
  Depletion, depreciation and amortization                  626,367       60,900
  Selling, general and administrative expense               406,307      232,934
  Provision for impairment of oil and gas properties      5,050,000      486,000
                                                       ------------  -----------

Operating loss                                           (5,195,185)    (725,474)
Interest expense                                            321,545       49,310
                                                       ------------  -----------

Loss before income taxes and extraordinary item        $ (5,516,730) $  (774,784)

Income tax benefit                                        2,992,547        -
                                                       ------------  -----------

Loss before extraordinary item                           (2,524,183)    (774,784)

Loss on early extinguishment of debt                      1,432,973        -
                                                       ------------  -----------

Net loss                                               $ (3,957,156) $  (774,784)

Preferred dividend                                           69,250        -
                                                       ------------  -----------

Net loss available for common shares                   $ (4,026,406) $  (774,784)
                                                       ============  ===========

Loss per common share                                  $       (.42) $      (.24)
                                                       ============  ===========

Weighted average common shares outstanding                9,673,237    3,187,777
                                                       ============  ===========


                              See accompanying notes

            GOTHIC ENERGY CORPORATION
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited)


                                                          For the three months ended
                                                                  March 31,
                                                          --------------------------
                                                              1996           1995
                                                          -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(3,957,156)     $  (774,784)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH PROVIDED (USED BY) OPERATING ACTIVITIES:
  Depreciation and amortization                               626,367           60,900
  Amortization of discount and loan costs                           -           37,562
  Provision for impairment of oil and gas properties        5,050,000          486,000
  Deferred income tax benefit                              (2,992,547)               -
  Loss on early extinguishment of debt                      1,432,973                -

Changes in assets and liabilities:
 Increase in accounts receivable                             (247,533)         (36,672)
 Decrease  in other current assets                             40,653            2,527
 Increase (decrease)  in accounts and
     revenues payable                                          81,904         (107,835)
 Decrease in accrued liabilities                             (670,856)         (19,288)
 Decrease in other assets                                     205,700                -
                                                          -----------      -----------
Net cash used by operating activities                        (430,495)        (351,590)

Cash flows from investing activities:
  Proceeds from sale of investment                            200,000                -
  Proceeds from collection on note receivable                 123,000                -
  Proceeds from sale of property                                5,962           36,943
  Purchase of property and equipment                         (220,939)      (3,219,432)
  Property development                                       (126,431)         (50,488)
  Acquisition of business, net of cash acquired           (17,592,973)               -
  Other                                                             -           (8,950)
                                                          -----------      -----------

Net cash used by investing activities                     (17,611,381)      (3,241,927)

Cash flows from financing activities:
  Payments on short-term debt                              (1,560,000)               -
  Proceeds of short-term debt                                       -        1,850,000
  Payments on long-term debt                               (6,913,258)        (175,000)
  Proceeds of long-term debt                               11,000,000                -
  Proceeds from sale of common stock, net                  13,141,368        1,472,000
  Proceeds from sale of preferred stock, net                3,997,430                -
  Other                                                      (192,903)               -
                                                          -----------      -----------

Net cash provided by financing activities                  19,472,637        3,147,000

Net change in cash and cash equivalents                     1,430,761         (446,517)

Cash and cash equivalents, beginning of period                157,559          824,978
                                                          -----------      -----------

Cash and cash equivalents, end of period                  $ 1,588,320      $   378,461
                                                          ===========      ===========



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

     In the event the unamortized costs of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and gas properties. With the recording of the Buttonwood acquisition, and based on the reserve report for the quarter ending March 31, 1996, the Company recorded a $5,050,000 provision for impairment of oil and gas properties at March 31, 1996. Such provision was reflected in the balance sheet as a reduction of the cost of oil and gas properties. Estimates of oil and gas reserves are imprecise. Changes in the estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

     The Company has reclassified $916,000 of a previous provision for impairment of oil and gas properties, as of December 31, 1995, from accumulated depreciation and depletion to a reduction in the cost of oil and gas properties to be consistent with classifications in 1996. Additionally, the Company has also reduced, as of March 31, 1996, the cost of oil and gas properties and equipment, furniture and fixtures by $6,736,066 and $377,751, respectively, for accumulated depreciation and depletion related to the acquisition of Buttonwood, which had been erroneously included in accumulated depreciation and depletion. These reclassifications had no effect on net property and equipment.

NOTE 3.   OIL AND GAS PROPERTY ACQUISITION

     BUTTONWOOD ACQUISITION - On January 30, 1996 the Company completed the acquisition of Buttonwood Energy Corporation (the "Buttonwood Acquisition"), at a price of $17,912,500, net of a $1,000,000 deposit paid in 1995 and charged to expense. The aggregate purchase price of $18,008,712 including acquisition costs of $389,212, was allocated to he assets acquired and liabilities assumed as follows:


                Current assets               $  1,632,327
                Property and equipment         20,784,016
                Other assets                    1,435,500
                Current liabilities            (1,660,628)
                Gas imbalance                  (1,189,956)
                Deferred income taxes          (2,992,547)
                                             ------------
                Aggregate purchase price       18,008,712
                Less:  Cash acquired             (415,739)
                                             ------------
                    Net cash paid            $ 17,592,973
                                             ============

     The Buttonwood Acquisition was financed with proceeds from a public offering of the Company's common stock and preferred stock, a bridge financing and the establishment of a credit facility with Bank One, Texas. The public offering and the preferred stock financing, generated net proceeds of
$17,216,000.   The remaining purchase price was paid out of the proceeds from the Bank One, Texas Credit Facility. The acquisition was accounted for under the purchase method and, accordingly, results of operations of the acquired operations are included in the Company's results of operations since the date of acquisition.

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

     The terms of the Bank One Loan provide for principal reduction payments at the rate of $185,000 per month, plus interest, commencing the first month after the borrowing is incurred with all outstanding principal and interest due and payable three years from the initial borrowing date. Interest is payable at the option of the Company, either at the rate of 1% over Bank One's base rate or up to 3.75% (based on the principal balance outstanding), over the rate for borrowed dollars by the lending bank in the London Interbank Market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties, including those acquired from Buttonwood. The loan agreement relating to the credit facility includes various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, and debt service coverage. The loan agreement also established an amount of minimum tangible net worth and places a limitation on annual selling, general and administrative expenses. Material breaches of these or other covenants which are not cured or waived could result in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

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

RESULTS OF OPERATIONS
---------------------

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

     Depletion, depreciation and amortization expense increased to $626,367 for the three months ended March 31, 1996 from $60,900 for the same period in the prior year. Depletion on the oil and gas properties amounted to $607,000 for the three months ended March 31, 1996 and $60,000 for the comparable period in 1995. Such increase was primarily due to the Buttonwood Acquisition in 1996.

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

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL
-------

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

ACQUISITION FINANCING
---------------------

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

CASH FLOW
---------

     Net cash used in operating activities increased to $430,495 for the three months ended March 31, 1996 as compared to net cash used of $351,590 for same period in 1995. This was primarily a result of the net loss of $3,957,156, which includes a full cost ceiling write-down of $5,050,000, a deferred income tax benefit of $2,992,547 and a loss on early extinguishment of debt of $1,432,973 and net changes in operating assets and liabilities.

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
                                                       ------------------------
Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
-----------------------------------------------------------------------------
Reform Act of 1995 contained in the Company's Annual Report on Form 10-KSB for
------------------
the year ended December 31, 1995, which Cautionary Statement is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GOTHIC ENERGY CORPORATION


DATE: NOVEMBER 18, 1996                 BY: /S/ MICHAEL PAULK
                                            -----------------
                                            MICHAEL PAULK,
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE: NOVEMBER 18, 1996                 BY: /S/ ANDREW MCGUIRE
                                            ------------------
                                            ANDREW MCGUIRE,
                                            CONTROLLER