Form 10QSB/A
period 1996-06-30
GOTHIC ENERGY CORP
filed 1996-11-18
CIK 878482

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

                  For the period from _______________ to  _______________.

                        Commission file number 0-19753

                          ---------------------------

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
                       $.01 par value, were outstanding.

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

                                  INTRODUCTION


This amendment to Part 1, Items 1 and 2 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended June 30, 1996 includes changes from the previous filing to reflect a $178,004 decrease in depletion expense on oil and gas properties for the six months ended June 30, 1996, and a $270,001 decrease in depletion expense on oil and gas properties for the three months ended June 30, 1996.

This filing also amends Part 1, Item 1 and Part 2, Item 1 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended June 30, 1996 for legal proceedings that were filed against the Company on May 6, 1996.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1  -  FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     June 30, 1996 and December 31, 1995                                    3

     Consolidated Unaudited Statements of Operations
     Six Months ended June 30, 1996 and 1995                                4

     Consolidated Unaudited Statements of Operations
     Three Months ended June 30, 1996 and 1995                              5

     Consolidated Unaudited Statements of Cash Flows
     Six Months ended June 30, 1996 and 1995                                6

     Notes to Unaudited Consolidated Financial Statements                   7

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or
     Plan of Operations                                                    10



PART II - OTHER INFORMATION                                               PAGE

     Item 1  -  Legal Proceedings                                          14

     Item 2  -  Changes in Securities                                      14

     Item 3  -  Defaults Upon Senior Securities                            14

     Item 4  -  Submission of Matters to a Vote of Security Holders        14

     Item 5  -  Other Information                                          14

     Item 6  -  Exhibits and Reports on Form 8-K                           14

     Signatures                                                            15

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                         June 30,      December 31,
                        ASSETS                             1996           1995
                                                      -----------     ------------
                                                       (unaudited)
Current assets:
   Cash and cash equivalents                           $   142,811     $   157,559
   Oil and gas receivable                                2,743,973         295,344
   Receivable from officers and
     employees                                              25,861          16,459
   Other                                                    77,934          74,697
                                                       -----------     -----------
     Total current assets                                2,990,579         544,059

Property and equipment:
  Oil and gas properties on full cost method            32,518,219       8,640,480
  Equipment, furniture and fixtures                        265,576         135,807
  Accumulated depreciation and depletion                (2,341,414)       (780,414)
                                                       -----------     -----------
  Property and equipment, net                           30,442,381       7,995,873

Notes receivable:
  Affiliate                                                 -              123,000
  Other                                                     61,648          61,648
Investment                                                  -              200,000
Other assets, net                                        1,660,752         377,541
                                                       -----------     -----------
Total assets                                           $35,155,360     $ 9,302,121
                                                       ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable trade                              $   712,037     $ 1,019,543
   Oil and gas revenue payable                           1,762,069          94,841
   Accrued liabilities                                     116,337         516,176
   Notes payable                                            25,000       2,900,000
   Current portion long-term debt                        4,033,895       2,220,000
                                                       -----------     -----------
Total current liabilities                                6,649,338       6,750,560

Long-term debt                                          13,073,696       3,025,573

Gas imbalance liability                                  1,189,956          -

Stockholders' equity:
   Preferred stock, par value $.05,
      authorized 500,000 shares; issued and outstanding
       5,540  shares                                           277          -
   Common stock, par value $.01, authorized 30,000,000
      shares; issued and outstanding 12,353,190
      and 5,501,785 shares                                 123,532          55,018
   Additional paid in capital                           32,530,847      13,965,236
   Accumulated deficit                                 (18,412,286)    (14,494,266)
                                                       -----------     -----------
   Total stockholders' equity                           14,242,370        (474,012)
                                                       -----------     -----------

Total liabilities and
  stockholders' equity                                 $35,155,360     $ 9,302,121
                                                       ===========     ===========

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       For the six months ended
                                                                June 30,
                                                      -------------------------
                                                          1996         1995
                                                      -----------  ------------
Revenues:
  Oil and gas sales                                   $ 4,343,126  $   487,033
  Well operations                                         483,865       12,104
  Interest and other income                                31,642        7,296
                                                      -----------  -----------

  Total revenues                                        4,858,633      506,433

Costs and expenses:
  Lease operating expenses                              2,059,735      275,071
  Depletion, depreciation and amortization              1,586,782      175,900
  Selling, general and administrative expense             818,324      457,421
  Provision for impairment of oil and gas properties    5,050,000      486,000
                                                      -----------  -----------

Operating loss                                         (4,656,208)    (887,959)
Interest expense                                          648,261      527,265
                                                      -----------  -----------

Loss before income taxes and extraordinary item       $(5,304,469) $(1,415,224)

Income tax benefit                                      2,992,547        -
                                                      -----------  -----------

Loss before extraordinary item                         (2,311,922)  (1,415,224)

Loss on early extinguishment of debt                    1,432,973        -
                                                      -----------  -----------

Net loss                                              $(3,744,895) $(1,415,224)

Preferred dividend                                        173,125        -
                                                      -----------  -----------

Net loss available for common shares                  $(3,918,020) $(1,415,224)
                                                      ===========  ===========

Loss per common share                                 $      (.36) $      (.41)
                                                      ===========  ===========

Weighted average common shares outstanding             10,954,947    3,422,580
                                                      ===========  ===========

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                       For the three months ended
                                                                June 30,
                                                       ---------------------------

                                                           1996           1995
                                                       -----------     -----------
REVENUES:
  Oil and gas sales                                    $ 2,734,910      $  349,506
  Well operations                                          322,652          12,104
  Interest and other income                                 30,485           3,994
                                                       -----------      ----------

  TOTAL REVENUES                                         3,088,047         365,604

COSTS AND EXPENSES:
  Lease operating expenses                               1,176,638         188,602
  Depletion, depreciation and amortization                 960,415         115,000
  Selling, general and administrative expense              412,017         224,487
                                                       -----------      ----------

  Operating income (loss)                                  538,977        (162,485)
  Interest expense                                         326,716         477,955
                                                       -----------      ----------

NET INCOME (LOSS)                                      $   212,261      $ (640,440)

PREFERRED DIVIDEND                                         103,875               -
                                                       -----------      -----------

NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES              108,386        (640,440)
                                                       ===========      ==========

INCOME (LOSS) PER COMMON SHARE                         $     0.01       $    (0.17)
                                                       ===========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              12,295,564       3,774,713
                                                       ===========      ==========

                            See accompanying notes


                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                             For the six months ended
                                                                      June 30,
                                                          --------------  --------------
                                                               1996            1995
                                                          --------------  --------------
Cash flows from operating activities:
  Net loss                                                 $ (3,744,895)   $ (1,415,224)
  Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
  Depreciation and amortization                               1,586,782         175,900
   Amortization of discount and loan costs                        -             375,625
  Provision for impairment of oil and gas properties          5,050,000         486,000
  Deferred income tax benefit                                (2,992,547)              -
  Loss on early extinguishment of debt                        1,432,973               -

Changes in assets and liabilities:
 Increase in accounts receivable                             (1,258,503)       (279,167)
 Decrease  in other current assets                               13,823         (42,372)
 Increase (decrease)  in accounts and
     revenues payable                                            53,129         245,070
 Decrease in accrued liabilities                               (753,874)         99,162
 Decrease in other assets                                       205,700            -
                                                           ------------    ------------

Net cash used by operating activities                          (407,412)       (355,006)

Cash flows from investing activities:
  Proceeds from sale of investment                              200,000            -
  Proceeds from collection on note receivable                   123,000            -
  Proceeds from sale of property                                191,239         129,328
  Purchase of property and equipment                         (7,962,335)    (10,403,319)
  Property development                                         (347,423)       (138,473)
  Acquisition of business, net of cash acquired             (17,592,973)           -
                                                           ------------    ------------

Net cash used by investing activities                       (25,388,492)    (10,412,464)

Cash flows from financing activities:
  Payments on short-term debt                                (1,560,000)       (150,000)
  Proceeds of short-term debt                                    -            2,000,000
  Payments on long-term debt                                 (7,608,983)      (275,502)
  Proceeds of long-term debt                                 18,230,195       6,885,210
  Proceeds from sale of common stock, net                    13,141,368       1,724,000
  Proceeds from sale of preferred stock, net                  3,997,430            -
  Payment of Dividends                                         (173,125)           -
  Other                                                        (245,729)       (145,056)
                                                           ------------    ------------

Net cash provided by financing activities                    25,781,156      10,038,652

Net change in cash and cash equivalents                         (14,748)       (728,818)

Cash and cash equivalents, beginning of period                  157,559         824,978
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $    142,811    $     96,160
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

NOTE 2.   OIL AND GAS PROPERTY ACQUISITIONS

  COMSTOCK ACQUISITION - On May 16, 1996 the Company completed the acquisition, effective as of January 1, 1996, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. ("Comstock"), of various working interests in 145 producing oil and gas properties. The Company will operate 70 of the wells. The purchase price for the properties acquired was $6,600,000, subject to certain post-closing adjustments which reduced the amount paid to $6,430,195. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas. The purchase was financed through an increase in the amount of borrowings under the Company's Loan Agreement dated January 19, 1996 with Bank One, Texas, N.A.

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

NOTE 3.  FINANCING ACTIVITIES

  BANK ONE LOAN - Effective January 30, 1996, the Company entered into an $11 million revolving credit facility with Bank One Texas. The proceeds of the borrowing were used to finance a portion of the purchase price of the Buttonwood Acquisition , and to repay outstanding indebtedness to Stratum Group, L.L.C.
("Stratum").   On May 16, 1996 the revolving credit facility was increased to
$17.7 million. The proceeds from this increase were used to finance the purchase price of the Comstock and Stratum acquisitions (See Note 2). Of the increase $669,895 was part of a one-time $1 million Special Advance which must be repaid in full prior to October 1, 1996 and bears interest at a rate of 5% over the bank's base rate. The Company anticipates repaying the special advance out of excess working capital and through the sale of marginal properties. The remaining increase was granted under the original terms of the credit facility. The total amount outstanding on the Bank One Loan was $17,092,595 at June 30, 1996.

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

NOTE 4.  CONTINGENCIES

  A former officer and employee of the company, on May 6, 1996, commenced an arbitration proceeding under the Rules of the American Arbitration Association against the Company seeking to recover damages for an alleged breach of contract and intentional interference with contract. The damages sought are approximately $384,000. The Company believes that it has adequate basis to prove that the termination for cause was appropriate.


NOTE 5.  SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENTOS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
---------------------

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

  The Company incurred lease operating expenses during the six months ended June 30, 1996 of $2,059,735. This compares to $275,071 for the same period in 1995. This increase is also a result of the acquisitions completed since June 1995, as described above.

  Depletion, depreciation and amortization expense increased to $1,586,782 for the six months ended June 30, 1996 from $175,900 for the same period in the prior year. Depletion of the oil and gas properties increased to $1,543,000 for the six months ended June 30, 1996 from $165,000 for the comparable period in 1995 primarily due to the acquisitions since June 1995, as described above.

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

  The Company incurred lease operating expenses during the three months ended June 30, 1996 of $1,176,638. This compares to $188,602 for the same period in 1995. This increase is also a result of the acquisitions completed since June 1995, as described above.

  Depletion, depreciation and amortization expense was $960,415 for the three months ended June 30, 1996 as compared to $115,000 for the same period in the prior year. Such increase was primarily due to higher volumes of oil and gas sold related to the properties acquired since June of 1995.

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


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL
-------

  The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas producing properties. In general, because oil and gas reserves the Company has acquired and intends to acquire are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, development and operation program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company will continue to require access to debt and equity capital or the availability of joint venture development arrangements, among other possible sources, to pursue its business strategy of additional property acquisition and development. The Company has no present arrangements to raise additional capital from the sale of its securities and no assurance can be given that the Company will be able to obtain additional capital or enter into joint venture development arrangements on satisfactory terms to implement the Company's business strategy. The Company has funded its recent capital needs through the issuance of capital stock and borrowings. Without raising additional capital or entering into joint oil and gas well development arrangements, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of the available cash flow. No assurance can be given as to the availability or terms of any such additional capital or joint development arrangements or that such terms as are available may not be dilutive to the interests of the CompanyOs stockholders.

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

  The Bank One Credit Facility currently enables the Company to borrow up to $19.3 million. The proceeds of the borrowing were used on January 30, 1996 to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds were used on May 16, 1996 to finance the purchase of the Comstock and Stratum well interests, and on July 31, 1996 to finance the acquisition of well interests from various sellers. The terms currently provide for amortization payments at the rate of $232,000 per month through August 1996 and $290,000 per month commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Interest is payable, at the option of Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the CompanyOs oil and gas properties. The loan agreement relating to the Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i) maintain a ratio of current assets to current liabilities, as defined, of not less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues.
Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

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

CASH FLOW
---------

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  (a) A former officer and employee of the company, Larry L. Terry, on May 6, 1996, commenced an arbitration proceeding under the Rules of the American Arbitration Association against the Company seeking to recover damages for an alleged breach of contract and intentional interference with contract. The damages sought are approximately $384,000. The Company believes that it has adequate basis to prove that the termination of Mr. Terry for cause was appropriate.

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


                                   GOTHIC ENERGY CORPORATION


DATE:  NOVEMBER 18, 1996              BY:    /S/ MICHAEL PAULK
                                      ------------------------------------
                                       MICHAEL PAULK,
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:  NOVEMBER 18, 1996              BY:    /S/ ANDREW MCGUIRE
                                      ------------------------------------
                                       ANDREW MCGUIRE,
                                       CONTROLLER