Form 10QSB
period 1996-09-30
GOTHIC ENERGY CORP
filed 1996-11-18
CIK 878482

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the period from ________________ to _________________.

                        Commission file number 0-19753

     ---------------------------------------------------------------------

                           GOTHIC ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                 OKLAHOMA                                 22-2663839
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


             5727 SOUTH LEWIS, #700, TULSA, OKLAHOMA    74105-7148
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of November 11, 1996, 12,381,857 shares of the Registrant's Common Stock,
                       $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Unaudited Balance Sheets
         September 30, 1996 and December 31, 1995                         3

         Consolidated Unaudited Statements of Operations
         Nine Months ended September 30, 1996 and 1995                    4

         Consolidated Unaudited Statements of Operations
         Three Months ended September 30, 1996 and 1995                   5

         Consolidated Unaudited Statements of Cash Flows
         Nine Months ended September 30, 1996 and 1995                    6

         Notes to Unaudited Consolidated Financial Statements             7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's Discussion and Analysis or
         Plan of Operations                                              11


PART II - OTHER INFORMATION                                             PAGE

         Item 1 - Legal Proceedings                                      15

         Item 2 - Changes in Securities                                  15

         Item 3 - Defaults Upon Senior Securities                        15

         Item 4 - Submission of Matters to a Vote of Security Holders    15

         Item 5 - Other Information                                      16

         Item 6 - Exhibits and Reports on Form 8-K                       17

         Signatures                                                      18

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                                                  -------------   ------------
                                                   (UNAUDITED)
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash equivalents                       $    471,419    $    157,559
  Oil and gas receivable                             2,377,577         295,344
  Receivable from officers and employees                33,607          16,459
  Other                                                 34,531          74,697
                                                  ------------    ------------
  TOTAL CURRENT ASSETS                               2,917,134         544,059

PROPERTY AND EQUIPMENT:
  Oil and gas properties on full cost method        35,593,890       8,640,480
  Equipment, furniture and fixtures                    308,715         135,807
  Accumulated depreciation and depletion            (3,051,414)       (780,414)
                                                  ------------    ------------
  PROPERTY AND EQUIPMENT, NET                       32,851,191       7,995,873

NOTES RECEIVABLE:
    Affiliate                                                -         123,000
    Other                                               61,648          61,648
  Investment                                                 -         200,000
  Other assets, net                                  1,617,704         377,541
                                                  ------------    ------------
  TOTAL ASSETS                                    $ 37,447,677    $  9,302,121
                                                  ============    ============

   LIABILITIES AND STOCKHOLDERS'EQUITY
   -----------------------------------
CURRENT LIABILITIES:
  Accounts payable trade                          $  1,128,075    $  1,019,543
  Revenues payable                                   1,793,780          94,841
  Accrued liabilities                                  219,420         516,176
  Notes payable                                         25,000       2,900,000
  Current portion long-term debt                     5,068,202       2,220,000
                                                  ------------    ------------
  TOTAL CURRENT LIABILITIES                          8,234,477       6,750,560

LONG-TERM DEBT                                      13,672,436       3,025,573

GAS IMBALANCE LIABILITY                              1,186,273               -

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05,
   authorized 500,000 shares; issued
   and outstanding 5,540 shares                            277               -

  Common stock, par value $.01,
   authorized 100,000,000 shares; issued
   and outstanding 12,381,857 and
   5,501,785 shares                                    123,819          55,018
  Additional paid in capital                        32,530,560      13,965,236
  Accumulated deficit                              (18,300,165)    (14,494,266)
                                                  ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                        14,354,491        (474,012)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 37,447,677    $  9,302,121
                                                  ============    ============

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1996           1995
                                                     ----------    -----------
REVENUES:
  Oil and gas sales                                  $ 7,270,252   $ 1,221,664
  Well operations                                        754,160        38,563
  Interest and other income                               48,705         1,139
                                                     -----------   -----------
    TOTAL REVENUES                                     8,073,117     1,261,366

COSTS AND EXPENSES:
  Lease operating expenses                             3,481,114       728,961
  Depletion, depreciation and                          2,318,975       422,550
   amortization
  Selling, general and administrative                  1,250,484       719,383
   expense
  Provision for impairment of oil and                  5,050,000       486,000
   gas properties
  Provision for impairment of investment                       -       802,287
  Loss on termination of option                                -     1,850,000
                                                     -----------   -----------
Operating loss                                        (4,027,456)   (3,747,815)
Interest expense                                       1,061,017     1,282,680
                                                     -----------   -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      $(5,088,473)  $(5,030,495)

INCOME TAX BENEFIT                                     2,992,547             -
                                                     -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                        (2,095,926)   (5,030,495)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                   1,432,973             -
                                                     -----------   -----------

NET LOSS                                             $(3,528,899)  $(5,030,495)
                                                     ===========   ===========

PREFERRED DIVIDEND                                       277,000             -
                                                     -----------   -----------

NET LOSS AVAILABLE FOR COMMON SHARES                 $(3,805,899)  $(5,030,495)
                                                     ===========   ===========

LOSS PER COMMON SHARE                                $      (.33)  $     (1.25)
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            11,443,994     4,009,315
                                                     ===========   ===========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    --------------------------
                                                        1996          1995
                                                    -----------    -----------
REVENUES:
  Oil and gas sales                                 $ 2,927,126    $   734,630
  Well operations                                       270,295         26,459
  Interest and other income                              17,063         (6,156)
                                                    -----------    -----------
    TOTAL REVENUES                                    3,214,484        754,933

COSTS AND EXPENSES:
  Lease operating expenses                            1,421,379        453,890
  Depletion, depreciation and amortization              732,193        246,650
  Selling, general and administrative expense           432,160        261,962
  Provision for impairment of investment                      -        802,287
  Loss on termination of option                               -      1,850,000
                                                    -----------    -----------
Operating income (loss)                                 628,752     (2,859,856)
Interest expense                                        412,756        417,915
                                                    -----------    -----------

NET INCOME (LOSS)                                   $   215,996    $(3,277,771)

PREFERRED DIVIDEND                                      103,875              -
                                                    -----------    -----------

NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES       $   112,121    $(3,277,771)
                                                    ===========    ===========

INCOME (LOSS) PER COMMON SHARE                      $      0.01    $     (0.63)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           12,353,190      5,163,651
                                                    ===========    ===========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (3,528,899)  $ (5,030,495)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES:
  Depreciation and amortization                      2,318,975        422,550
  Amortization of discount and loan costs                    -        919,285
  Provision for impairment of oil and gas
   properties                                        5,050,000        486,000
  Provision for impairment of investment                     -        802,287
  Loss on termination of option                              -      1,850,000
  Deferred income tax benefit                       (2,992,547)             -
  Loss on early extinguishment of debt               1,432,973              -

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                     (899,853)      (243,848)
  Decrease (increase) in other current assets           57,226        (38,365)
  Increase in accounts and revenues payable            500,878        573,033
  Increase (decrease) in accrued liabilities          (754,667)       239,070
  Decrease in other assets                             226,555              -
                                                  ------------   ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     1,410,641        (20,483)

NET CASH USED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment                     200,000              -
  Proceeds from collection on note receivable          123,000              -
  Proceeds from sale of property                       991,507        306,318
  Purchase of property and equipment               (11,552,620)   (10,589,675)
  Property development                                (676,216)      (368,753)
  Acquisition of business, net of cash acquired    (17,592,973)             -
                                                  ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES              (28,507,302)   (10,652,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on short-term debt                      (1,560,000)      (150,000)
   Proceeds of short-term debt                               -      2,000,000
   Payments on long-term debt                       (8,768,135)      (614,366)
   Proceeds of long-term debt                       21,022,395      7,194,654
   Proceeds from sale of common stock, net          13,141,368      1,777,552
   Proceeds from sale of preferred stock, net        3,997,430              -
   Payment of Dividends                               (173,125)             -
   Other                                              (249,412)      (198,432)
                                                  ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           27,410,521     10,009,408

NET CHANGE IN CASH AND CASH EQUIVALENTS                313,860       (663,185)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                157,559        824,978
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    471,419   $    161,793
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

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. The results of operations for the periods represented are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2.   OIL AND GAS PROPERTY ACQUISITIONS

     VARIOUS WORKING INTEREST ACQUISITIONS- On August 5, 1996 the Company completed the acquisition, from various sellers, of working interest in approximately 120 wells in the Anadarko Basin of Western Oklahoma, and the Arkoma Basin of Eastern Oklahoma and Arkansas. The Company currently operates 70 of the wells in which the interests were acquired. The purchase price was financed through an increase in the amount of borrowings under the Company's Loan Agreement dated January 19, 1996 with Bank One, Texas, N.A. of $2,792,200, and from the Company's working capital.

     COMSTOCK ACQUISITION - On May 16, 1996 the Company completed the acquisition, effective as of January 1, 1996, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. ("Comstock"), of various working interests in 145 producing oil and gas properties. The Company operates 70 of the wells.
The purchase price for the properties acquired was $6,600,000, subject to certain post-closing adjustments which reduced the amount paid to $6,430,195. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas. The purchase was financed through an increase in the amount of borrowings under the Company's Loan Agreement dated January 19, 1996 with Bank One, Texas, N.A.

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

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

NOTE 3.   FINANCING ACTIVITIES

     BANK ONE LOAN - Effective January 30, 1996, the Company entered into an $11 million revolving credit facility with Bank One Texas. The proceeds of the borrowing were used to finance a portion of the purchase price of the Buttonwood Acquisition , and to repay outstanding indebtedness to Stratum Group, L.L.C.
("Stratum").   On May 16, 1996 the revolving credit facility was increased to
$17.7 million. The proceeds from this increase were used to finance the purchase price of the Comstock and Stratum acquisitions (See Note 2). Of the increase $669,895 was part of a one-time $1 million Special Advance which must be repaid in full prior to November 1, 1996 and bears interest at a rate of 5% over the bank's base rate. The Company anticipates repaying the special advance out of excess working capital and through the sale of marginal properties. The remaining increase was granted under the original terms of the credit facility. On July 31, 1996 the revolving credit facility was increased to $19.3 million. The proceeds from this increase were used to finance the purchase of various working interest in some 120 wells (See Note 2). The total amount outstanding on the Bank One Loan was $18,726,795 at September 30, 1996.

     The terms of the Bank One Loan provide for principal reduction payments at the rate of $290,000 per month, plus interest with all outstanding principal and interest due and payable on January 30, 1999. Interest is payable at the option of the Company, either at the rate of 1% over Bank One's base rate or up to 3.75% (based on the principal balance outstanding), over the rate for borrowed dollars by the lending bank in the London Interbank Market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties, including those acquired from Buttonwood and Comstock. The loan agreement relating to the credit facility includes various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, and debt service coverage. The loan agreement also established an amount of minimum tangible net worth and places a limitation on annual selling, general and administrative expenses. Material breaches of these or other covenants which are not cured or waived could result in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. At September 30, 1996, the Company was not in compliance with its secured bank loan agreement requiring a 1:1 ratio of current assets to current liabilities. The Company has obtained a waiver from the bank in regard to this non compliance.

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

NOTE 4.   STOCKHOLDERS' EQUITY

     On August 13, 1996 at the Annual Shareholders' meeting, the shareholders approved; (I) an increase in the number of shares of common stock authorized from 30,000,000 to 100,000,000; (ii) the 1996 Omnibus Incentive Plan; (iii) the 1996 Non-Employees Stock Option Plan; and (iv) an increase in the shares reserved for issuance under the 1989 Incentive Stock Option Plan from 1,500,000 to 2,500,000. The shareholders approved the merger of the Company into a newly-formed wholly-owned subsidiary, incorporated in the State of Oklahoma, which changed the Company's state of incorporation from Delaware to Oklahoma. This transaction was accounted for as a combination of entities under common control, similar to a pooling of interests, and had no effect on the Company's results of operations or financial position.

     The 1996 Omnibus Incentive Plan provides for compensatory awards representing or corresponding to up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (I) 100% of fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of

Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

     The 1996 Non-Employee Stock Option Plan provides a means by which non-employee Directors of the Company and consultants to the Company can be given an opportunity to purchase stock in the Company. The Plan provides that a total of 1,000,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments.
The exercise price for each option granted under the Non-Employee Plan will be not less than the fair market value of the Common Stock underlying the option on the date of grant. Each option granted under the Non-Employee Plan is 10 years after the date of grant. Options granted to Directors will terminate to the extent such options have not been previously exercised thirty (30) days after the date the Director is no longer a Director of the Company. No options have been issued under the Non-Employee Plan.

NOTE 5.   CONTINGENCIES

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

NOTE 6.   SUBSEQUENT EVENTS

     PROPERTY SALE - Subsequent to the quarter ended September 30, 1996, the Company completed the sale of its interest in approximately 290 wells of which 15 were operated by the Company. The net sales price was $2,080,550. The Company used $1,143,701 to reduce its revolving credit facility with Bank One and $444,501 to repay the Bank One Special Advance. The remaining sale proceeds were used as working capital.

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

     On August 5, 1996 the company completed the acquisition from various sellers, of working interest in approximately 120 wells in the Anadarko Basin of Western Oklahoma, and the Arkoma Basin of Eastern Oklahoma and Arkansas. Gothic currently operates 70 of the wells in which the interests were acquired. The purchase price of the transaction was approximately $3.3 million. This amount was financed through an increase in the Company's borrowing facility at Bank One, Texas N.A. of $2,792,200, and from the Company's working capital.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues were $8,073,117 for the nine months ended September 30, 1996, as compared to $1,261,366 for the same period ended September 30, 1995. This increase is primarily the result of acquisitions of oil and gas properties made by the Company since September 1995, as described above. Higher prices for oil and gas sales also contributed to the increase. Oil and gas revenues for the period ended September 30, 1996 were $7,270,252 with $2,648,801 coming from oil sales and $4,621,451 from gas sales. Oil sales were based on the sale of 131,020 barrels at an average price of $20.22 per barrel. Gas sales were based on the sale of 2,396,746 mcf at an average price of $1.93 per mcf.

     The Company incurred lease operating expenses during the nine months ended September 30, 1996 of $ 3,481,114. This compares to $ 728,961 for the same period in 1995. This increase is also a result of the acquisitions completed since September, 1995, as described above.

     Depletion, depreciation and amortization expense increased to $2,318,975 for the nine months ended September 30, 1996 from $422,550 for the same period in the prior year. Depletion of the oil and gas properties increased to $2,244,000 for the nine months ended September 30, 1996 from $395,000 for the comparable period in 1995 primarily due to the acquisitions since September 1995, as described above.

     Selling, general and administrative costs were $1,250,484 for the nine months ended September 30, 1996, as compared to $719,383 for the nine months ended September 30, 1995. The major reason for this increase is the addition of personnel and related costs due to acquisitions made since September of 1995. The increase also includes some nonrecurring costs related to the completion of the Buttonwood transaction. The Company also recorded a $5,050,000 full cost ceiling write-down on its oil and gas properties at March 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

     Interest and financing costs decreased to $1,061,017 for the nine months ended September 30, 1996. This compares to $1,282,680 for the same period in 1995. The decrease is the result of the Company's debt restructuring which was completed in January 1996, and lower financing costs.

     The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $277,000 in preferred dividends on its 7 1/2% cumulative preferred stock during the nine months ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

     Revenues were $3,214,484 for the three months ended September 30, 1996, as compared to $754,933 for the same period ended September 30, 1995. This increase is the result of acquisitions of oil and gas properties made by the Company since September 1995, as described above. Oil and gas revenues for the period ended September 30, 1996 were $2,927,126 of which $1,071,681 came from oil sales and $1,855,445 from gas sales. Oil sales were based on the sale of
48,294 barrels at an average price of $22.19    per barrel.  Gas sales were
based on  the sale of  997,058 mcf at an average price of $1.86 per mcf.

     The Company incurred lease operating expenses during the three months ended September 30, 1996 of $1,421,379. This compares to $453,890 for the same period in 1995. This increase is also a result of the acquisitions completed since September 1995, as described above.

     Depletion, depreciation and amortization expense was $732,193 for the three months ended September 30, 1996 as compared to $246,650 for the same period in the prior year. Such increase was primarily due to higher volumes of oil and gas produced related to the properties acquired since September of 1995.

     Selling, general and administrative costs were $432,160 for the three months ended September 30, 1996, as compared to $261,962 for the three months ended September 30, 1995. The major reason for this increase is the addition of personnel and related costs due to acquisitions made since September of 1995.

     Interest and financing costs remained relatively constant at $412,756 for the three months ended September 30, 1996 as compared to $417,915 for the same period in 1995.

     The Company also recognized $103,875 in preferred dividends on its 7 1/2% cumulative preferred stock during the three months ended September 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL
-------

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas producing properties. In general, because oil and gas reserves the Company has acquired and intends to acquire are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, development and operation program. In order to achieve profitability and generate cash flow, the Company is dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company will continue to require access to debt and equity capital or the availability of joint venture development arrangements, among other possible sources, to pursue its business strategy of additional property acquisition and development. No assurance can be given that the Company will be able to obtain additional capital or enter into joint venture development arrangements on satisfactory terms to implement the Company's business strategy. The Company has funded its recent capital needs
through the issuance of capital stock and borrowings.   Without  raising
additional capital or

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

entering into joint oil and gas well development arrangements, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of the available cash flow. No assurance can be given as to the availability or terms of any such additional capital or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's stockholders.

     At September 30, 1996 the Company had a cash position of $471,419 and a working capital deficit of $5,317,343 including $5,068,202 of current portion of long-term debt, of which $1,588,202 has been paid subsequent to the period end with proceeds received from the sale of properties (See Note 6).

ACQUISITION FINANCING
---------------------

     Under the terms of the Buttonwood Acquisition agreement, which was completed on January 30, 1996, the Company paid $17,912,500, in consideration for the acquisition, net of a $1,000,000 deposit paid in 1995 and charged to expense.

     The Bank One Credit Facility currently enables the Company to borrow up to $19.3 million. On January 30, 1996, $11 million of the credit facility was used to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds of $7,230,195 were used on May 16, 1996 to finance the purchase of the Comstock and Stratum well interests, and on July 31, 1996, proceeds of $2,792,200 were used to finance the acquisition of well interests from various sellers. The Company has repaid $2,295,600 under the facility since January 30, 1996. The terms currently provide for amortization payments at the rate of $290,000 per month commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Interest is payable, at the option of Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The loan agreement relating to the Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i) maintain a ratio of current assets to current liabilities, as defined, of not less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues. Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. At September 30, 1996, the Company was not in compliance with its secured bank loan agreement requiring a 1:1 ratio of current assets to current liabilities. The Company has obtained a waiver from the bank in regard to this non compliance.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

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

CASH FLOW
---------

     Net cash provided by operating activities increased to $1,410,641 for the nine months ended September 30, 1996 as compared to net cash used of $20,483 for same period in 1995. This was primarily the result of an increase in cash flow from operations, partially offset by an increase in working capital.

     The Company used $28,507,302 of net cash in investing activities for the first nine months of 1996 compared with $10,652,110 for the same period in 1995. This was primarily due to the acquisition of Buttonwood, net of cash acquired, for $17,592,973, the acquisition of Comstock for $6,430,195, net of adjustments, the August Working Owner acquisition for $3,290,000, and oil and gas well enhancements in the amount of $676,216 and other producing property acquisitions of $1,832,425.

     Net cash provided by financing activities for the nine months ended September 30, 1996 was $27,410,521 compared to $10,009,408 provided in 1995.
During the nine months ended September 30, 1996 the Company received proceeds from long-term debt of $21,022,395 proceeds from the issuance of common stock of $13,141,368 and proceeds from the issuance of preferred stock of $3,997,430.
The Company also used funds of $10,328,135 to pay short and long-term debt during the period, and $173,125 to pay preferred dividends.

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

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an annual meeting of stockholders on August 13, 1996. On August 13, 1996, the following proposals were voted on.

          (i) The following persons were elected as Directors to serve until the annual meeting of stockholders in 1997 and until their successors have been elected and qualified by the following vote:

                                    Votes for      Votes against
                                    ----------     -------------
               John J. Fleming      10,912,153         55,772
               Michael K. Paulk     10,912,153         55,772
               John L. Rainwater    10,911,103         56,822
               Morton A. Cohen      10,912,153         55,772
               Brian E. Bayley      10,912,153         55,772

          (ii) The Proposal to increase the number of shares of common stock authorized from 30,000,000 to 100,000,000 was approved by the following vote:

                                      Votes
                                   -----------
               In favor             10,420,812
               Against                 368,213
               Abstentions              73,900
               Not voted               105,000

          (iii) The proposal to approve the 1996 Omnibus Incentive Plan was approved by the following vote:

                                     Votes
                                   ---------
               In favor            3,991,499
               Against               419,092
               Abstentions           158,525
               Not voted           6,398,809

          (iv) The proposal to approve the 1996 Non-Employee Stock Option Plan was approved by the following vote:

                                     Votes
                                   ---------
               In favor            4,019,129
               Against               462,887
               Abstentions            87,100
               Not voted           6,398,809


          (v) The proposal to approve the amendment of the Company's 1989 Incentive Stock Option Plan so as to increase the number of shares reserved for the grant of options thereunder from 1,500,000 to 2,500,000 was approved by the following vote:

                                     Votes
                                   ---------
               In favor            3,988,579
               Against               490,037
               Abstentions            90,500
               Not voted           6,398,809

     (b) At an adjournment of the Annual Meeting held on October 4, 1996, the following proposals were voted on.

          (i) The proposal to reincorporate the Company as an Oklahoma corporation by merger of the Company into a newly-formed wholly-owned subsidiary of the Company incorporated in Oklahoma was approved by the following vote:

                                     Votes
                                   ---------
               In favor            6,252,140
               Against               206,927
               Abstentions            80,350
               Not voted           4,956,911

          (ii) The proposal to increase the number of shares of Preferred Stock authorized from 500,000 to 2,500,000 was not approved by the following vote:


                               Common Stock    Preferred Stock
                               ------------    ---------------
          In favor               5,912,614          4,100
          Against                  514,103
          Abstentions              103,700
          Non-voted              4,956,911          1,440

ITEM 5.   OTHER INFORMATION

          On October 22, 1996, Gothic Energy Corporation, a Delaware corporation, merged with and into its wholly owned subsidiary corporation incorporated under the laws of the State of Oklahoma. Thereby the Company changed its state of incorporation from Delaware to Oklahoma.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          6(i) Certificate of Incorporation of Gothic Energy Newco, Inc., an
               Oklahoma corporation

         6(ii) Bylaws of Gothic Energy Newco, Inc.

        6(iii) Certificate of Ownership and Merger filed with the State of Oklahoma

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 1996, the Company filed an Amendment No. 1 to its Current Report on Form 8-K dated May 16, 1996, reporting under "Item 7 - Financial Statements and Exhibits".

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