Form 10KSB40
period 1996-12-31
GOTHIC ENERGY CORP
filed 1997-03-05
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
[Mark One]

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             [FEE REQUIRED] FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                                                      -------------------

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             [NO FEE REQUIRED] For the transition period from ________to________

                        Commission File Number 0-19753
                                               -------

                           GOTHIC ENERGY CORPORATION
                           -------------------------
                (Name of small business issuer in its charter)

              OKLAHOMA                                22-2663839
              --------                                ----------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


     5727 SOUTH LEWIS AVENUE - SUITE 700
     TULSA, OKLAHOMA                                    74105
     -----------------------------------              ---------
     (Address of principal executive offices)         (Zip Code)

     Issuer's telephone number, including area code: (918) 749-5666
                                                     --------------

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

     Title of Each Class               Name of each exchange on which registered
     -------------------               -----------------------------------------
                             None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                 Common Stock
                               (Title of class)
      Redeemable Common Stock Purchase Warrants expiring January 24, 2001
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $11,515,470

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 14, 1997 was $22,937,089. Non-affiliates have been determined on the basis of holdings set forth under
Item 11 of this Annual Report on Form 10-KSB.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 1997 was 12,381,857.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Issuer's Annual Meeting of Stockholders to be held on April 22, 1997, are incorporated by reference herein as portions of Part III of this Annual Report on Form 10-KSB.

                                    PART I
                                    ------

ITEM 1 - DESCRIPTION OF BUSINESS:
--------------------------------

          (a) The Company:  Gothic Energy Corporation (the "Company") is an
              -----------
independent energy company primarily engaged in the acquisition, exploitation, enhancement, development and operation of oil and gas producing properties. The Company redirected its business efforts to the oil and gas business commencing in the last quarter of 1994. At December 31, 1996, the Company owned working interests in 587 wells, of which 327 were operated by the Company. The Company estimates its net proved reserves at December 31, 1996 to be approximately 1.2 million barrels of oil and 64.5 billion cubic feet of natural gas. Approximately 90% of the Company's proved developed reserves at an equivalent Mcf. basis are natural gas.

          The Company's operations are conducted in Oklahoma, Texas, Arkansas and Kansas. The majority of oil and gas wells in which the Company has an interest have produced beyond the point in time where substantial production declines are normally expected. Accordingly, production rates on a majority of the Company's wells generally will be marked by a consistency of production rates throughout the remaining production life.

          In addition to its existing oil and gas producing properties, the Company is seeking to acquire additional producing oil and gas wells and in that connection is focusing primarily on properties with existing oil and gas reserves rather than highly speculative exploration. The Company intends to acquire these properties through merger, exchange of capital stock, stock or asset acquisition, joint venture or other similar type of acquisition. There can be no assurance that the Company will be successful in acquiring additional properties or causing any properties acquired to be operated more profitably.

          The Company is an Oklahoma corporation. It was incorporated on November 19, 1985 under the laws of the State of New Jersey and was reincorporated as a Delaware corporation on June 23, 1994. On December 4, 1996, the Company was reincorporated as an Oklahoma corporation by merging the Delaware corporation with and into a wholly owned subsidiary incorporated for that purpose under the laws of the State of Oklahoma. Its principal office is at 5727 South Lewis Avenue, Suite 700, Tulsa, Oklahoma 74105, and its telephone number is (918) 749-5666.


ACQUISITION PROGRAM

          The Company's acquisition program is currently focused on the Mid-Continent region of the United States in the Anadarko, Arkoma and Delaware geological basins in Oklahoma, Texas and New Mexico. Management intends to concentrate on these areas and drilling depths where its management and employees have substantial experience. The Company believes these areas have potential for exploitation through additional development and enhanced recovery and improved operating techniques. The Company seeks to acquire properties that are underdeveloped, overly burdened with expenses or owned by financially troubled companies with the objective of maintaining a low cost operating structure.

     The Company's acquisition program is overseen by its management which includes two officers each with more than twenty years experience in the oil and gas production industry. It is anticipated that acquisition opportunities will be brought to the attention of the Company's management by certain of its officers, Directors and stockholders and their affiliates as well as by various unaffiliated sources, including investment bankers, venture capitalists, and other members of the financial community. The Company does not have any present plans to engage on a formal basis professional firms or consultants that specialize in acquisitions.

     The Company considers the following factors in connection with each acquisition: (1) current and historic production levels and reserve estimates;
(2) exploitation potential; (3) capital requirements; (4) proximity of product markets and existing properties owned by the Company; (5) regulatory compliance;
(6) acreage potential; and (7) existing production transportation capabilities. The Company also considers the historic financial operating results and cash flow potential of each acquisition opportunity. Each acquisition involves management's analysis of its ability to improve the operations of the acquired properties. Any evaluation of the merits of a particular acquisition is based, to the extent relevant, on all of the above factors as well as other factors deemed relevant by the Company's management.

     The Company's properties are reviewed by its technical personnel for profitability enhancement opportunities through efforts such as operating cost reductions, equipment additions, recompletions and the drilling of development wells. The Company contemplates the drilling of low risk development wells to achieve its objectives and plans to minimize its exploration activities.

     Acquisitions Prior to Year-End 1996

     Since 1994, the Company has acquired the following properties (excluding the Egolf Acquisition and the Johnson Ranch Acquisition, such acquisitions are referred to herein as the "1996 Acquisitions"):

     Egolf Acquisition:  On January 19, 1995, the Company completed the
     -----------------
acquisition from the Egolf Company of working interests in 208 oil and gas wells located in Western Oklahoma (the "Egolf Acquisition") for a total purchase price of $1,584,000 plus one-year common stock purchase warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share. These warrants expired unexercised. All of the acreage acquired in the Egolf Acquisition is held by production.

     Johnson Ranch Acquisition:  Effective May 31, 1995, the Company
     -------------------------
completed the acquisition from Johnson Ranch Partners of working interests in 69 oil and gas wells in Loving

County, Texas (the "Johnson Ranch Acquisition"). The purchase price was $7,250,000 plus 1,000,000 shares of Common Stock valued at $2.69 per share, the closing market price on the date the acquisition was completed. Substantially all of the acreage acquired in the Johnson Ranch Acquisition is held by production.

     Buttonwood Acquisition:  Pursuant to an agreement dated September 27,
     ----------------------
1995 between the Company and Buttonwood Energy Corporation ("Buttonwood"), the Company acquired on January 30, 1996, by merger of a subsidiary of the Company into Buttonwood, all of the issued and outstanding shares of Buttonwood (the "Buttonwood Acquisition"). The merger consideration was $18,912,500 payable in cash. The Company paid to Buttonwood on November 15, 1995 $1,000,000 as consideration for the grant of the option to be applied to the merger consideration. The parties terminated without being exercised a similar option purchased by the Company in March 1995 for $1,850,000. The remaining $17,912,500 was paid to Buttonwood on the closing of the transaction. Buttonwood, through its wholly owned subsidiaries, owned interests in 750 oil and gas wells in Oklahoma, Arkansas, Texas and Kansas and operated 140 of the wells. All of Buttonwood's 61,897 net leasehold acres are held by production.

     Comstock Acquisition:  On May 16, 1996, the Company completed the
     --------------------
acquisition, effective as of January 1, 1996, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. (the "Comstock Acquisition"), of various working interest in 145 producing oil and gas properties. The Company operates 70 of the wells. The purchase price for the properties acquired was $6.6 million, subject to certain post-closing adjustments which reduced the amount paid to $6,430,195. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas.

     Stratum Acquisition:  On May 20, 1996, the Company acquired from
     -------------------
Stratum Group Energy Capital, L.P. and Stratum Corp. (the "Stratum Acquisition"), effective April 1, 1996, the overriding royalty interest of 7% of the net revenues derived from the properties acquired in the Johnson Ranch Acquisition. This royalty interest had been conveyed to Stratum as additional consideration for financing provided by Stratum to the Company in May 1995 for the Johnson Ranch Acquisition. The purchase price was $800,000.

     Various Working Interest Acquisitions:  On August 5, 1996, the Company
     -------------------------------------
completed the acquisition, from various sellers, of working interests in approximately 120 wells in the Anadarko Basin of Western Oklahoma, and the Arkoma Basin of Eastern Oklahoma and Arkansas (the "Working Interest Acquisitions"). The effective date of the acquisition was May 1, 1996. The Company operates 70 of the wells in which the interests were acquired. The aggregate purchase price for these wells was $3,270,000.

     Athena Acquisition:   On December 27, 1996, the Company completed the
     ------------------
acquisition, effective as of November 1, 1996, from Athena Energy, Inc. of various working interests in 85 producing oil and gas properties (the "Athena Acquisition"). The Company operates approximately 30 of the wells. The purchase price for the properties acquired was $4,200,000, subject to certain adjustments. Substantially all the properties acquired are located in western Oklahoma and the Texas Panhandle. Subsequent to year end, substantially all of the non-operated well interests acquired from Athena were sold for net proceeds of approximately $210,000.

     Acquisitions Subsequent to Year-End 1996

     The Norse Acquisition:  On February 18, 1997, the Company acquired
     ---------------------
from Norse Exploration, Inc., and Norse Pipeline, Inc. (collectively, "Norse"), various working interests in 11 oil and gas producing properties and, through the acquisition of the outstanding capital stock of Norse Pipeline, Inc., its 40.09% general partnership interest in the Sycamore Gas System (the "Sycamore System"), an Oklahoma gathering system, processing plant and storage facility. The oil and gas wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50, of which the Company paid a deposit of $1,075,000 toward the purchase price in December 1996. The estimated fair value of such warrants at the date of acquisition was approximately $254,000.

     The Huffman Acquisition:  The Company also on February 18, 1997,
     -----------------------
acquired from H. Huffman & Company ("Huffman"), an Oklahoma limited partnership, various working interests in 13 oil and gas producing properties and an additional 10.97% interest in the Sycamore System. The oil and gas wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000, of which the Company had paid a deposit of $287,500 toward the purchase price in December 1996.

     Horizon Acquisition:  The Company also acquired, on February 18, 1997,
     -------------------
from Horizon Gas Partners, L.P. and HSRTW, Inc. (collectively, "Horizon"), various working and royalty interests in approximately 100 oil and gas producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

     The effective date of all three acquisitions was January 1, 1997.

     Property Disposition Program

     Management of the Company reviews the properties acquired and from time to time disposes of wells that are deemed to be unprofitable, fail to meet management's operating requirements or, under certain circumstances, are operated by other persons. From time to time, the Company disposes of wells operated by the Company where the well does not meet operating requirements. During the year ended December 31, 1996, the Company disposed of various interests in an aggregate of 514 properties for a total sales price of $3,111,298. Of such amount, $2,402,096 was applied to reduce outstanding indebtedness and $709,202 was used for working capital purposes.

FINANCING TRANSACTIONS

     The Company financed its oil and gas acquisition activities completed during the year ended December 31, 1996 through the completion of the following transactions:

     Bank One Credit Facility:  On January 19, 1996, the Company entered
     ------------------------
into a Loan Agreement with Bank One, Texas, N.A., (the "January 1996 Loan Agreement") which, reflecting subsequent amendments, enabled the Company to borrow, as of December 31, 1996, and subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $25,000,000. On January 30, 1996, $11 million was used to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds of $7,230,195 were used on May 16, 1996 to finance the Comstock Acquisition and the Stratum Acquisition, and on July 31, 1996, proceeds of $2,792,200 were used to finance the acquisition of well interests from various sellers. In December 1996, additional proceeds of $5,505,701 were used to finance the $4,214,406 purchase price for the Athena Acquisition, and $1,291,295 of the down payments for the Norse and Huffman Acquisitions. The Company has repaid principal in the amount of $4,784,096 under the borrowing facility since January 30, 1996. The terms of the January 1996 Loan Agreement provided for amortization payments, as of December 31, 1996, at the rate of $240,000 per month commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Under the terms of the January 1996 Loan Agreement, as in effect at December 31, 1996, interest was payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market and the indebtedness was collateralized by first liens on all of the Company's oil and gas properties. The January 1996 Loan Agreement included various affirmative and negative covenants, including, among others, the requirements that the Company
(i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues. Material breaches of these or other covenants which were not cured or waived could have resulted in a default under the loan agreement resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. During the year ended December 31, 1996 the Company requested and obtained a waiver of the provision requiring a 1:1 ratio of current assets to current liabilities for the year ended December 31, 1996 and for the quarter ended September 30, 1996, the restriction on general and administrative expenses for the quarter ended March 31, 1996, and a covenant violated as a result of the termination of a former officer of the Company.

     On February 17, 1997, the Company and Bank One, Texas, N.A., entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of February 17, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $32,000,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserve reports, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

     On February 18, 1997, the Company drew down both the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing indebtedness then outstanding owing to the bank in the amount of $21,264,000, to finance the cash consideration paid for the three February 18, 1997 acquisitions discussed above which aggregated $19,404,000 and to pay a $1,000,000 loan fee to Bank One. The terms of the Credit Facility currently provide for amortization payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The $10,000,000 Special Advance Facility is due on September 1, 1997. Interest is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter of not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters. The Company is obligated under the terms of its Credit Facility to enter into commodity hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One, Texas, N.A., with counterparties acceptable to the bank. These commodity hedges are required to be in place no later than March 4, 1997. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. In the event certain promissory notes owing to the bank by Messrs. Michael Paulk and John Rainwater in the aggregate amount of $316,000 are not paid when due on December 31, 1997, the Company has agreed that such amounts will be drawn against the Company's Credit Facility and Messrs. Paulk and Rainwater will be obligated to the Company for such sums.

     Bridge Financing.  In order to provide the funds necessary to complete
     ----------------
the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined by the Securities Act, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes. Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matures on April 18, 1997, with the remaining $2,000,000 bearing interest at 12% per annum and maturing on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock. The fair value of the Company's common stock was $2.63 per share on the date such shares were issued.

     Public Offering.  On January 30 and March 11, 1996, the Company sold
     ---------------
for net proceeds aggregating approximately $12,966,000 an aggregate of 7,635,000 shares of Common Stock and 7,635,000 five-year redeemable common stock purchase warrants. The warrants are exercisable at a price of $2.40 per share of Common Stock. All of the proceeds of the sale of these securities were used in conjunction with the Buttonwood Energy Acquisition.

     Preferred Stock Financing.  The Company issued and sold on January 30,
     -------------------------
1996 an aggregate of 5,540 shares of its 7-1/2% Cumulative Convertible Preferred Stock for a total consideration of $5,540,000, of which $4,250,000 (net of $252,570 in fees) was paid in cash, and $1,290,000 was paid by exchange of $1,290,000 of outstanding principal amount of indebtedness for 1,290 shares of 7-1/2% Cumulative Preferred Stock. The shares are convertible, commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lesser of (i) $2.00 or (ii) a price equal to the average of the closing prices of the Company's Common Stock during the 30 business days prior to the day the shares are converted less a discount of 12-1/2%. The number of shares of Common Stock to be issued on conversion is determined by multiplying the number of shares of 7-1/2% Cumulative Convertible Preferred Stock to be converted by $1,000 and dividing the result by the conversion price in effect. The shares pay a cumulative preferred dividend of 7-1/2% of the stated value per annum payable semi-annually. The shares of 7-1/2% Cumulative Convertible Preferred Stock have no voting rights. The holders of 51% of the shares issuable on conversion of the 7-1/2% Cumulative Convertible Preferred Stock have the right to require the Company to file a registration statement under the Securities Act of 1933, as amended, commencing December 31, 1996 to enable the public sale of those shares of Common Stock.


MARKETING OF PRODUCTION

     The Company's production of oil and gas is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, and gas is sold under contract at negotiated prices based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of gas and prevailing supply/demand conditions.

     Typically gas production is sold to various pipeline companies. The basic terms of all the contracts are essentially the same in that the Company makes gas production available to the pipeline companies at certain given points of delivery on their pipelines and the pipeline company accepts such gas and delivers it to the end user. The pipeline company then has the obligation to pay the Company a price for the gas which is based on published indices of average pipeline prices or upon a percentage of the pipeline resale value.

     The Company's revenues, earnings and cash flows are highly dependent upon current prices for oil and gas. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including supply and demand, competition, imports and various economic, political, environmental and regulatory developments, and accordingly, future prices of oil and gas may be different from prices in effect at December 31, 1996.

     At December 31, 1996, the Company was a party to contracts whereby it sells approximately 48% of its gas production to Aurora Natural Gas, LLC, 11% of its gas production to GPM Gas Corporation and 82% of its oil production to Sun Refining and Marketing. These arrangements of the Company have varying expiration dates and there can be no assurance that such arrangements will be continued. The Company is obligated under the terms of its Credit Facility to enter into commodity hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One, Texas, N.A., for natural gas and oil, with counterparties acceptable to the bank. These commodity hedges are required to be in place no later than March 4, 1997.

     The ability of the Company to market oil and gas from its wells is dependent upon numerous factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas it produces. Other than under existing contractual commitments, the Company is not contractually restricted from selling its gas production to alternative pipelines. While alternative pipelines are available in Oklahoma where the Company has gas production, the Company believes that alternative pipelines may not be readily available for marketing its Texas gas production.

     In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future oil and gas prices and demand or the overall effect they will have on the Company.

COMPETITION

     The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than the Company. Competition for acquisition of producing properties is affected by the amount of funds available to the Company, information about producing properties available to the Company and any standards established from time to time by the Company for the minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.


REGULATION

     The oil and gas business is regulated extensively by federal, state and local authorities. Various governmental agencies, both federal and state, have promulgated rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burdens on the oil and gas industry increase its cost of doing business and, consequently, affect its profitability. Because such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost of complying with such regulations. The Company believes that it is in material compliance with its regulatory obligations.

     On October 24, 1992 extensive national energy legislation became law which focuses on electric power, renewable energy sources and conservation. The legislation guarantees equal treatment of domestic and imported natural gas supplies, mandates expanded use of natural gas and other alternative fuel vehicles, provides funding for natural gas development, permits continued offshore drilling and use of natural gas for electric generation and adopts various conservation measures to reduce consumption of imported oil.

     Production and Development:  The Company's oil and gas well
     --------------------------
development operations are subject to numerous types of regulation at federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements to drill or operate wells; and regulations of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation rules to protect the correlative rights of subsurface owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of oil and gas properties.

     In May 1992, Oklahoma enacted legislation which limits the daily allowable amount of natural gas production during periods of low demand for natural gas. In Oklahoma, production of natural gas from a well is currently limited by statute to (i) during March through October of each year, the greater of 750 Mcf. per day or 25% of total daily production capacity of the well, and (ii) during November through February of each year, the greater of 1,000 Mcf. per day or 40% of the total daily production capacity of the well, unless the Oklahoma Corporation Commission ("OCC") sets different rules. The OCC sets market demands quarterly and could change the production quotas for any upcoming quarter. Effective July 1, 1992, the Texas Railroad Commission, which is the state agency that regulates oil and gas production in Texas (the "TRC"), enacted new regulations that may limit the rate at which oil and gas may be produced from Texas properties. The TRC relies upon certain information filed monthly by well operators, in addition to using historical production data for each well during comparable past periods, to arrive at a production allowable. This is in contrast to the TRC's previous historic reliance on forecasts of upcoming months' takes filed by purchasers of natural gas in formulating allowables, a procedure which had resulted in substantial excess allowables over volumes actually produced. The Company cannot predict what effect, if any, the Texas and Oklahoma regulations and legislation will have on its operations. However, the effect of such legislation and regulations may be to decrease the allowable daily production and the revenues from gas properties, including properties that produce both oil and gas. It is also possible that such legislation and regulations may result in a decrease in natural gas production in such states, which could exert upward pressure on the price of natural gas.

     Environmental and Occupational Health Safety Regulations:  The
     --------------------------------------------------------
Company's operations are subject to a number of laws and regulations governing the discharge of materials into the environment or otherwise involving environmental protection. These laws and regulations may require the acquisition of a permit before drilling begins, limit or prohibit drilling activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from the Company's operations. Management believes that compliance with current applicable environmental laws and regulations will not have a material adverse impact on the Company. However, many of these laws and regulations increase the Company's overall operating expenses, and future changes to environmental laws and regulations could have a material adverse impact on the Company.

     The Company is also subject to laws and regulations concerning occupational safety and health. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of occupational safety and health laws and regulations, the Company is unable to predict the ultimate cost of compliance.

     Marketing and Transportation:  In the past, the transportation and
     ----------------------------
sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Since 1978, maximum selling prices of certain categories of natural gas sold in the "first sales," whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The term "first sales" means the first time gas is sold as a severed hydrocarbon after it is produced from the ground. The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas. There is currently no price regulation for "first sales" of gas. On July 26, 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA. The effect of termination of these price controls cannot be determined.

     Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purposes of many of these regulatory changes is to promote competition among the various sectors of the industry. The ultimate impact of these complex and overlapping rules and regulations, many of which are repeatedly subject to judicial challenge and interpretation, cannot be predicted.

     In April 1992, the FERC issued its restricting rule, known as Order No. 636 ("Order No. 636"), the significant provisions of which (a) require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from, their sales service, and convert each pipeline's bundled firm sales service into unbundled firm transportation service; (b) provide for the issuance of blanket certificates to pipelines to provide unbundled sales service, giving all utility customers a chance to purchase their firm supplies from non-pipeline merchants; (c) require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all gas supplied, whether purchased from the pipeline or elsewhere; (d) require that pipelines provide a new, non-discriminatory "no-price" transportation service; (e) establish two new general programs for the reallocation of firm pipeline capacity; (f) require that all pipelines offer access to their storage facilities on a firm and interruptible basis; (g) provide for pregranted abandonment of pipeline sales agreements, interruptible and short-term (defined as one year or less) transportation agreements and condition pregranted abandonment of long-term transportation service; (h) modify transportation rate design by requiring that all fixed costs related to transportation be recovered through the reservation charge; and (i) provide mechanisms for the recovery by pipelines of certain types of costs likely to occur from implementation of Order No. 636. The term "firm transportation" means the obligation of a pipeline company to transport gas except in a case of force majeure and the term "interruptible transportation" means the obligation of a pipeline company to transport gas which obligation may be interrupted if there is inadequate pipeline capacity.

     The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992), are far reaching and complex. In addition, several provisions of Order No. 636 are currently subject to court challenges. Although the ultimate outcome of these challenges under Order No. 636 cannot be predicted with certainty, the Company does not believe that these Orders will have an adverse effect on its operations. Nevertheless, the Orders have resulted in a degree of uncertainty with respect to interstate natural gas sales and transportation.

     No Price Controls on Liquid Hydrocarbons:  Although in the past there
     ----------------------------------------
have been regulations on the sales price of liquid hydrocarbons, there are currently no price controls on crude oil, condensate or natural gas liquids and sales thereof can be made at uncontrolled prices.

OPERATIONS HAZARDS AND INSURANCE

     The Company maintains various types of insurance to cover its operations, including $2,000,000 of general liability insurance and an additional $5,000,000 of excess liability insurance. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and gas. Coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by the Company's insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at reasonable rates.


EMPLOYEES

     As of December 31, 1996, the Company had a total of 18 employees consisting of 11 production and land personnel, one of whom is an executive officer, and seven financial, accounting and administrative personnel, one of whom is an executive officer.

ITEM 2 - DESCRIPTION OF PROPERTY:
--------------------------------

     Productive Wells and Acreage:  The following tables reflect the total
     ----------------------------
gross and net productive wells and total gross and net developed and undeveloped acreage in which the Company owned a working interest as of December 31, 1996.


                              Oil            Gas
                          -----------    -----------
Producing Wells           Gross   Net    Gross   Net
-----------------         -----   ---    -----   ---
Oklahoma.........           53     17     357    160
Texas............           72     71      14     11
Arkansas.........            -      -      87     35
Kansas...........            -      -       4      3


                          Developed      Undeveloped
                        --------------  -------------
Acreage                 Gross    Net     Gross   Net
-------                 -----    ---     -----   ---
Oklahoma.........       65,600  28,320   1,300    870
Texas............       17,120  14,940   4,120  4,120
Arkansas.........       27,840  11,200       -      -
Kansas...........        2,560   1,920       -      -

     Substantially all the Company's producing properties are leased by the Company for an indeterminate number of years, as long as commercial production is maintained. All of the Company's undeveloped acreage is held under leases with primary terms that expire at varying dates through June 1, 1998, unless commercial production is commenced.

     The Company completed the drilling of two development wells in each of which it owns a 25% working interest in the Arkoma Basin of Southwestern Arkansas during the year ended December 31, 1996. Both wells are now productive wells. At December 31, 1996, the Company was not engaged in any material drilling activities. The Company did not engage in any drilling activity prior to 1996.

     Reserve Information:  The tables set forth below provide estimates of
     -------------------
the Company's proved reserves and the estimated future net cash flows from such reserves and the present value thereof based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net cash flows at 10% per annum. All properties are located in the area known as the Mid-Continent Region and Delaware Basin. The tables have been prepared by the Company.

OIL AND GAS RESERVES

          The following table sets forth certain information as to the estimated net proved reserves of the Company as of the dates set forth below.


                                                DECEMBER 31,
                                                -----------
                                             1996         1995
-------------------------------------------------------------------
Proved Developed:
   Oil (Bbls)                               1,135,181      642,168
   Gas (Mcf)                               47,484,818    5,093,032

Proved Undeveloped:
   Oil (Bbls)                                  22,557       68,988
   Gas (Mcf)                               17,049,340   13,605,221

Total Proved:
   Oil (Bbls)                               1,157,738      711,156
   Gas (Mcf)                               64,534,158   18,698,253

Estimated pre-tax future net cash flows   $   115,545  $    16,148
 (000's)

Estimated pre-tax net present value
 (discounted at 10% per annum)   (000's)  $    67,087  $     8,213


     Proved Reserves are the estimated quantities of crude oil, natural gas and other hydrocarbons which, based upon geological and engineering data, are expected to be produced from known oil and gas reservoirs under existing economic and operations conditions. Proved Developed Reserves are Proved Reserves which are expected to be recovered through existing wells with existing equipment and operating methods. Proved Undeveloped Reserves are Proved Reserves which are expected to be recovered from new wells on Undeveloped Acreage or from existing wells where a recompletion is required.

     The quantities of the Company's Proved Reserves of oil and natural gas presented above include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved Developed Reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors, could significantly increase or decrease estimates of the Company's Proved Developed Reserves. The Company's Proved Undeveloped Reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering Proved Developed Reserves. In addition, development of these properties will be dependent upon the timely availability of capital to the Company to finance the development expenses, all of which is not currently available.

     There are numerous uncertainties inherent in estimating quantities of Proved Reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represent estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates by other engineers might differ from those included herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. This Report contains estimates of the Company's proved oil and gas reserves and the projected future net revenue therefrom. Actual future production, oil and gas prices, revenue, capital expenditures, taxes and operating expenses may vary substantially from those assumed in making estimates, and therefore, the Company's reserves may be subject to material upward or downward revision at any time. Further, the rate of production from oil and gas properties declines as reserves are depleted. In addition, the Company's ability to develop its reserves will be dependent upon the timely availability of financing for this purpose without which the Company's ability to produce the projected amounts of oil and gas will be adversely affected thereby adversely affecting the projected future net cash flows. Information herein as to Proved Reserves, both Developed and Undeveloped, Pre-Tax Future Net Cash Flows and Pre-Tax Net Present Value are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended. Set forth above are important factors that could cause actual results to differ from the forward-looking statements contained herein.

     There have been no estimates of total proved net oil or gas reserves of the Company filed with or included in reports to any federal authority or agency.

GAS PRODUCTION INFORMATION

                                        Net Production    Average Sales
Period                                      (Mcf.)         Price/Mcf.
------                                  --------------    -------------
Year Ended:
 December 31, 1996                        3,403,943          $2.03
 December 31, 1995                          434,153          $1.41

OIL PRODUCTION INFORMATION

                                         Net Production    Average Sales
Period                                       (Bbls.)         Price/Bbl.
------                                   --------------    -------------
Year Ended:
 December 31, 1996                          163,978           $21.27
 December 31, 1995                           74,370           $17.25

     Average lifting costs per Mcfe. were $1.10 and $1.37 for the years ended December 31, 1996 and December 31, 1995, respectively. Average sales price per Mcfe were $2.37 and $2.15, respectively, for the same periods.

     The Company estimates the capital required to develop its undeveloped oil and gas reserves over the next three years to be approximately $9.65 million, including $6.10 million during the year ended December 31, 1997. Bank One established a special drilling advance fund of $2 million which the Company can draw upon during 1997 to fund its drilling costs incurred. The Company does not have any present arrangements to raise additional funds and there can be no assurance that it will be able to do so on satisfactory terms.


OFFICE FACILITIES

     The Company leases approximately 8,164 square feet of space at 5727 South Lewis Avenue, Tulsa, Oklahoma where its corporate offices are located. The annual rental is approximately $95,060 and the lease expires on December 31, 1999. The Company believes this facility is adequate for the present requirements.


ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

     A former officer and employee of the Company, Larry L. Terry, on May 6, 1996, commenced an arbitration proceeding under the Rules of the American Arbitration Association against the Company seeking to recover damages for an alleged breach of contract and intentional interference with contract. The damages sought are approximately $384,000. The Company believes that it has adequate basis to prove that the termination of Mr. Terry for cause was appropriate. To the knowledge of the Company, neither the Company nor any of the Company's properties are subject to any other litigation the results of which, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:
---------------------------------------------------------------------

     The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol GOTH. The following table sets forth the high and low bid quotations on the NASDAQ SmallCap Market for the Company's Common Stock by calendar quarter for the period January 1, 1995 through February 29, 1997.



Calendar Quarter                         Bid
----------------                     ------------
                                     High     Low
                                     ----     ---

1995
----

First Quarter                       2-3/8   1-7/8
Second Quarter                      2-1/2   1-3/4
Third Quarter                       2       1-3/8
Fourth Quarter                      2       1-1/4

1996
----

First Quarter                       2-3/4   1-9/16
Second Quarter                      3       2-1/4
Third Quarter                       2-3/4   2
Fourth Quarter                      2-13/16 2-1/8

1997
----

First Quarter                       3       2-3/8
(through February 14)


     The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On February 14, 1997, the closing bid quotations for the Common Stock, as reported on the NASDAQ SmallCap Market, was $2.56.

     As of February 14, 1997, the Company had approximately 69 shareholders of record and believes that it has in excess of 500 beneficial holders. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends on its Common Stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenues were $11,515,470 for the year ended December 31, 1996, as compared to $2,037,950 for the year ended December 31, 1995. This represents a 465% increase in total revenue for the period. Oil and gas sales for the year ended December 31, 1996 increased to $10,385,382, with $3,488,021 from oil sales and $6,897,361 from gas sales, as compared to oil and gas sales of $1,893,717 for the year ended December 31, 1995, with $1,282,787 from oil sales and $610,930 from gas sales. Of this $8,491,665 increase in oil and gas sales, approximately $1,546,000 and $4,187,000 related to increases in volumes of oil and gas sold, respectively, and $659,000 and $2,110,000 related to increases in the average prices of oil and gas sold, respectively. The increase in volumes of oil and gas sold resulted primarily from the 1996 Acquisitions. Oil sales in 1996 were based on the sale of 163,978 barrels at an average price of $21.27 per barrel as compared to 74,370 barrels at an average price of $17.25 per barrel in 1995. Gas sales in 1996 were based on the sale of 3,403,943 mcf at an average price of $2.03 per mcf compared to 434,153 mcf at an average price of $1.41 per mcf in 1995.

     The Company incurred lease operating expenses for the year ended December 31, 1996 of $4,806,741 compared with lease operating expenses of $1,202,535 for the year ended December 31, 1995. Lease operating expenses include approximately $567,000 and $98,000 in production taxes which the Company incurred from its share of production in 1996 and 1995, respectively. This increase in lease operating expenses is a result of the 1996 Acquisitions. Lease operating expenses as a percentage of oil and gas sales were 46.3% in 1996 as compared to 63.5% in 1995.

     Depreciation, depletion and amortization expense was $2,856,000 for the year ended December 31, 1996 as compared to $882,450 for the prior year. The increase resulted primarily from the increased production associated with the 1996 Acquisitions.

     Selling, general and administrative costs were $1,781,739 for the year ended December 31, 1996, as compared to $1,009,539 for the year ended December 31, 1995. This increase was primarily the result of additional personnel and other costs related to the 1996 Acquisitions. This increase also includes certain non-recurring costs related to the completion of the Buttonwood transaction.

     During the first quarter of 1996, the Company recorded a $5,050,000 pre-tax provision for impairment of oil and gas properties, primarily related to properties acquired in the Buttonwood Acquisition. Such provision resulted from a full cost ceiling write-down and was reflected in the balance sheet as a reduction of the cost of oil and gas properties. The operating results for the year ended December 31, 1995 reflect a similar provision for impairment of oil and gas properties in the amount of $2,247,083, including a full cost ceiling write-down of oil and gas properties in the amount of $1,052,000 resulting from lower oil and gas prices at December 31, 1995 and $1,195,083 relating to the write-off of a $1,000,000 deposit for the Buttonwood Acquisition and related deferred acquisition costs. The Buttonwood Acquisition deposit and the deferred acquisition costs write-off was a result of the expected full cost ceiling write-down related to the Buttonwood properties upon completion of the acquisition. On September 27, 1995, the Company and Buttonwood entered into a new option for the Company to acquire Buttonwood and terminated the prior option for which the Company paid $1,850,000. Accordingly, the Company recognized a loss on the termination of the option in the amount of $1,850,000 during the year ended December 31, 1995. As a result of the $5,050,000 impairment provision and the aggregate $2,850,000 of deposits written off, the Company recorded a tax benefit of $2,992,547 which offset the deferred tax liability related to the acquired Buttonwood oil and gas properties. The Company also recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, associated with the repayment of the Stratum loan.

     During the third quarter of 1995, the Company determined that its investment in Vista Technologies, Inc. common stock had a carrying value on its books above the current estimated net realizable value. Accordingly, the Company recorded a provision of $802,287 during the third quarter of 1995 for this impairment in value.

     Interest and financing costs were $1,528,598 for the year ended December 31, 1996 as compared to $1,627,402 for 1995. The decrease was the result of the Company's debt restructuring during the year. The Company incurred interest costs of $1,322,262 with Bank One, Texas, N.A., $55,100 with Stratum, $72,467 with Quest, $69,314 as amortization of loan costs and $9,455 with other parties.

     During the year ended December 31, 1996, the Company spent $1,177,327 on capital enhancements and $35,047,825 on acquiring additional producing properties, as compared to $402,662 and $11,605,326 spent on capital enhancements and property acquisitions, respectively, during 1995. The increase in 1996 was primarily due to the Buttonwood, Comstock and Athena Acquisitions. The Company also recognized $380,875 in preferred dividends on its 7-1/2% Cumulative Convertible Preferred Stock during the year ended December 31, 1996.

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for oil and gas. In the past, oil and gas prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Gas prices have fluctuated significantly over the past twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     Commencing in the last quarter of 1994, the Company redirected its business efforts toward acquiring natural gas and oil reserves and the production, development and exploitation of those reserves. On January 19, 1995, the Company completed its first acquisition of oil and gas reserves, the Egolf Acquisition, and on May 31, 1995 completed a second acquisition of oil and gas properties, the Johnson Ranch Acquisition.

     On January 30, 1996, the Company completed the following transactions: (i) it completed the Buttonwood Acquisition; (ii) it borrowed approximately $11 million pursuant to a Credit Facility; (iii) it completed the Public Offering yielding net proceeds, including net proceeds from a subsequently exercised over-allotment option, of approximately $12,966,000; and (iv) it completed the Preferred Stock Financing for aggregate consideration of $5,540,000 inclusive of $1,290,000 principal amount of a note of the Company exchanged for such shares. Herein, the Buttonwood Acquisition, the Credit Facility, the Public Offering and the Preferred Stock Financing are referred to as the "January 1996 Transactions."

     Thereafter, throughout 1996, the Company completed the acquisition of various working interests in additional producing oil and gas properties. On May 16, 1996, the Company completed the Comstock Acquisition which included various working interests in 145 producing oil and gas properties for a consideration of $6,430,195 and on May 20, 1996 it completed the Stratum Acquisition including the 7% overriding royalty interest in the Johnson Ranch Acquisition properties for $800,000. It expended $3,270,000 for the acquisition of various working interests in approximately 120 wells from various sellers on August 5, 1996 and on December 27, 1996 it completed the Athena Acquisition for $4,200,000.

     During the year the Company realized net proceeds of approximately $3.11 million from the sale of oil and gas producing properties.

     Financing to complete the acquisitions completed subsequent to the January 1996 Transactions was provided under the terms of the Credit Facility, as amended. At December 31, 1996, the Company's borrowing availability under the Credit Facility was $25,000,000, of which the Company had borrowed $21,744,000.

     On February 18, 1997, the Company completed the following acquisitions:

     The Company acquired from Norse, various working interests in 11 oil and gas producing properties and, through the acquisition of the outstanding capital stock of Norse Pipeline, Inc., its 40.09% general partnership interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility. The oil and gas wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50, of which the Company had paid a deposit of $1,075,000 toward the purchase price in December 1996. Such warrants were valued at $254,000 (the estimated fair value of the warrants on the date of acquisition).

     The Company acquired from Huffman, various working interests in 13 oil and gas producing properties and an additional 10.97% interest in the Sycamore System. The oil and gas wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000, of which the Company had paid a deposit of $287,500 toward the purchase price in December 1996.

     The Company also acquired, on February 18, 1997, from Horizon, various working and royalty interests in approximately 100 oil and gas producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

     The effective date of all three acquisitions was January 1, 1997.

     Of the deposits paid to the sellers under these agreements, aggregating $1,362,500, $1,291,295, were paid out of the proceeds from borrowings in December 1996 from Bank One, Texas, N.A., and the financing to complete these transactions was provided by the Credit Facility and the bridge financing described below.

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas producing properties. In general, because the oil and gas reserves the Company has acquired and intends to acquire are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, development and operation program. In order to achieve continuing profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company will continue to require access to debt and equity capital or the availability of joint venture development arrangements, among other possible sources, to pursue its business strategy of additional property acquisition and development. The Company has no present arrangements to raise additional capital from the sale of its securities or to enter into joint development arrangements and no assurance can be given that the Company will be able to obtain additional capital or enter into joint venture development arrangements on satisfactory terms to implement the Company's business strategy. The Company has funded its recent capital needs through the issuance of capital stock and borrowings, principally under the Credit Facility. Without raising additional capital or entering into joint oil and gas well development arrangements, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of the available cash flow. No assurance can be given as to the availability or terms of any such additional capital or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's stockholders.

     The Company estimates that it will need approximately $6.10 million of capital to develop its undeveloped oil and gas reserves during the year ending December 31, 1997 and an additional $3.40 million to develop such reserves during the following two years. The Company expects to obtain a portion of these funds from the Special Drilling Advance of $2 million established under the terms of the Credit Facility. The Company is permitted to draw upon this advance for certain drilling costs to be incurred during 1997. Additional funds may be obtained from cash flow and the possible public or private sale of equity or debt securities. The Company has no present arrangements for future borrowings, other than possible borrowing availability under the Credit Facility, or other sales of securities and its cash flow from operations is not expected to be adequate to provide all the funds needed for drilling purposes. There can be no assurance that these sources will provide funds in sufficient amounts to allow the Company to successfully implement its present business strategy of additional property acquisition or the development of its oil and gas reserves.

     There can be no assurance that the Company will be able to identify and acquire additional producing oil and gas properties or that any properties that are acquired will prove to be profitable to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired properties to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liability or in the event that such liabilities are imposed on the Company under theories of successor liability.

     At December 31, 1996, the Company had total current assets of $3,349,246 including cash of $206,648 and total current liabilities of $9,755,135 including current portions of long-term debt of $5,927,660. As a result of amending the Credit Facility in February 1997, the Company's debt service requirements under this Credit Facility for April through December , 1997 will be $14,275,000. While management expects the acquisitions in late 1996 and in early 1997 to increase cash flows from oil and gas production, such cash flows are not expected to be adequate to meet debt service requirements and to pay other current obligations. Accordingly, the Company will be required to either modify the terms of the restated Credit Facility or obtain other financing.

     Under the terms of the Credit Facility, the Company is prohibited from paying dividends on its Common Stock. In addition, so long as 3,145 shares of 7-1/2% Cumulative Preferred Stock are outstanding, the Company is restricted from paying any dividends on its Common Stock.

     Terms of the Credit Facility:  The Company's Credit Facility enables
     ----------------------------
the Company to borrow up to a maximum aggregate of $75,000,000, subject to meeting certain conditions. As of February 17, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of the $32,000,000 borrowing base, the $10,000,000 Special Advance Facility, and a $2,000,000

Special Drilling Facility. The Credit Facility currently provides for amortization payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, related to the $32,000,000 borrowing base with all outstanding principal and interest due and payable on January 30, 1999. The $10,000,000 Special Advance Facility must be repaid by September 1, 1997. Interest is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter of not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters. The Company is obligated under the terms of its Credit Facility to enter into commodity hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One, Texas, N.A., for natural gas and oil, with counterparties acceptable to the bank. These commodity hedges are required to be in place no later than March 4, 1997. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

     During the year ended December 31, 1996 the Company requested and obtained waivers of the provisions, under the January 1996 Loan Agreement requiring a 1:1 ratio of current assets to current liabilities for the year ended December 31, 1996, and for the quarter ended September 30, 1996, the restriction on general and administrative expenses for the quarter ended March 31, 1996, and a covenant violated as a result of the termination of a former officer of the Company.

     In order to provide the funds necessary to complete the Norse, Huffman and Horizon acquisitions, on February 18, 1997 two investors loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes. Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matures on April 18, 1997, with the remaining $2,000,000 bearing interest at 12% per annum and maturing on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock. The fair market value of the Company's common stock was $2.63 per share on the date such shares were issued.

INFLATION

     The price the Company receives for its oil and gas has been impacted primarily by the world oil market and the domestic market for natural gas, respectively, rather than by any measure of general inflation. Because of the relatively low rates of inflation experienced in the United States in recent years, the Company's production costs and general and administrative expenses have not been impacted significantly by inflation.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical matters, the matters discussed in this commentary and elsewhere in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) under "Year Ended December 31, 1996 Compared with Year Ended December 31, 1995" relating to the Company's dependence for profits and revenues on prevailing spot market prices for oil and gas, (ii) under "Inflation" as to the impact of inflation on the Company, (iii) under "Liquidity and Capital Resources" as to the Company's capital requirements, business strategy, ability to attain and maintain profitability and cash flow, dependence upon the acquisition of and ability to acquire additional oil and gas properties or entering into joint oil and gas well development arrangements, access to debt and equity capital and availability of joint venture development arrangements, estimates as to its needs for additional capital and the times at which such additional capital will be required, expectations as to the sources of this capital and funds, ability to successfully implement its business strategy, ability to identify and integrate successfully any additional producing oil and gas properties it acquires and whether such properties can be operated profitably, ability to maintain compliance with covenants of its various loan documents and other agreements pursuant to which securities have been issued, ability to borrow funds or maintain levels of borrowing availability under credit arrangements, statements about Proved Reserves or borrowing availability based on Proved Reserves and future net cash flows and the present value thereof and Supplementary Oil and Gas Information in Note 10 to Notes to Consolidated Financial Statements.

     The Company wishes to caution readers that the following important factors, and those described elsewhere in this commentary and Report, or in other Securities and Exchange Commission filings, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

  . The Company has a short operating history in the oil and gas industry, having entered that business in November 1994 after being engaged in an entirely different business prior thereto. The Company achieved losses through mid-1996 during the time it has been engaged in oil and gas operations and also during all other periods prior thereto since its organization in 1985. In order for the Company to attain and maintain profitability and generate cash flow, it will be dependent upon acquiring or developing additional oil and gas properties. There can be no assurance that it will be able to do so.

  . Without raising additional capital, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of its available cash flow. Accordingly, in order for the Company to achieve its business objective and achieve continuing profitable operations, it will be necessary to generate additional cash flow from operations, raise additional capital or enter into joint oil and gas well development arrangements.

  . Management intends to fund future acquisitions and develop its oil and gas reserves using cash flow from operations as well as public and private sales of debt and equity securities and joint oil and gas well development arrangements, among other possible sources. The Company's cash flow from operations is not expected to be adequate to provide the funds needed for these purposes. There can be no assurance that these other sources will provide funds in sufficient amounts to allow the Company to successfully implement its present business strategy of additional property acquisition or the development of its oil and gas reserves. The Company has no definitive present arrangements to raise additional capital from the sale of its securities or joint development arrangements. No assurance can be given as to the availability or terms of any such additional financing or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's stockholders.

  . The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for oil and gas. In the past, oil and gas prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Gas prices have fluctuated significantly over the past twelve months.

  . The Company is engaged in seeking to identify and acquire additional oil and gas producing properties. There can be no assurance that the Company will be able to identify and acquire additional producing oil and gas properties or that any properties that are acquired will prove to be profitable for the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired properties to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability.

  . The outstanding principal under the Company's Credit Facility must be amortized at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month, commencing April 1, 1997, with the entire outstanding balance due January 30, 1999. The Credit Facility includes a $10,000,000 Advance Facility which is due on September 1, 1997. The Credit Facility is secured by first mortgages on all of the Company's oil and gas properties. The loan agreement relating to the Credit Facility contains various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, debt service coverage ratio, minimum tangible net worth, restrictions on selling, general and administrative expenses and the payment of dividends. Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. Under such circumstances, the Company's stockholders could lose their entire investment. There can be no assurance that the Company will remain in compliance with all of its covenants and agreements in the Credit Facility. The Company's borrowings under the Credit Facility as well as its projected borrowing are, to a large extent, a function of the value of the Company's oil and gas reserves, which fluctuate from time to time, which are the primary component used in determining the amount of borrowing available to the Company. Changes in the Company's cash needs or borrowing availability could negatively impact the Company's reserve development plans or its ability to meet its obligations as they come due. Negative revisions in oil and gas reserves could require reductions in the principal amounts or otherwise reduce funds available to be borrowed under the Credit Facility.

  . There are numerous uncertainties inherent in estimating quantities of Proved Reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this Report represent estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates by other engineers might differ from those included in this Report.
       The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. This Report contains estimates of the Company's proved oil and gas reserves and the projected future net cash flows therefrom, which have been prepared by an independent petroleum engineering firm. Actual future production, oil and gas prices, revenue, capital expenditures, taxes and operating expenses may vary substantially from those assumed in making estimates, and the Company's reserves may be subject to material upward or downward revision and the rate of production from oil and gas properties declines as reserves are depleted. In addition, the Company's ability to develop its reserves will be dependent upon the timely availability of financing for this purpose without which the Company's ability to produce the projected amounts of oil and gas will be adversely affected thereby adversely affecting the projected future net cash flows.

  . With respect to wells not operated by the Company in which it has a working interest, the independent operators are, in some cases, privately-held companies who may have limited financial resources. If a third party operator experiences financial difficulty and fails to pay for materials and services in a timely manner, the wells operated by such third party operators could be subject to material and workmen's liens. In such event, the Company would incur costs in discharging such liens.

  . The Company is dependent upon the services of its President, Michael Paulk, and Vice-President, John Rainwater. The loss of their services could have a material adverse effect upon the Company.

ITEM 7 - FINANCIAL STATEMENTS:
-----------------------------

     The response to this Item is included in a separate section of this report. See page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
----------------------------------------------------------------------------

     During the two fiscal years ended December 31, 1996, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III
                                   --------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:
-------------------------------------------------

          Information pertaining to directors and executive officers of the Company is set forth under "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION:
--------------------------------

          Information pertaining to executive compensation is set forth under "Election of Directors - Compensation of Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
------------------------------------------------------------------------

     Information pertaining to security ownership of management and certain beneficial owners of the Company's common stock is set forth under "Principal and Other Stockholders" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

     Information pertaining to certain relationships and related transactions is set forth under "Election of Directors - Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997, and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

Exhibit   Description
-------   -----------

3.1       Certificate of Incorporation of the Registrant filed June 15,
          1994/(1)/

3.2       Certificate of Ownership and Merger of the Registrant filed June
          23, 1994/(1)/

3.3 Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 18, 1995

3.4       By-Laws of the Registrant

4.1       Specimen Stock Certificate

4.2 Warrant Agreement between Registrant and American Stock Transfer & Trust Company, as Warrant Agent, including form of Redeemable Warrant/(11)/

4.3       Form of Representative's Unit Purchase Option/(11)/

10     (i)       1989 Incentive Stock Option and Non-Statutory Plan/(2)/

10    (ii)       Employment Agreement dated as of November 1, 1994 between the
                 Registrant and Michael Paulk/(1)/

10   (iii)      Employment Agreement dated as of November 1, 1994 between the
                 Registrant and John Rainwater/(1)/

      (iv) Employment Agreement dated as of August 1, 1995 between the Registrant and Larry L. Terry/(11)/

       (v) Letter Agreement dated November 18, 1994 between the Registrant and The Egolf Company and affiliated entities/(4)/

      (vi) Letter Agreement dated November 18, 1994 between the Registrant and Petroleum Property Management Co. /(4)/

                 (a) Amendment dated January 11, 1995 to letter agreements dated November 18, 1994 with The Egolf Company and affiliated entities and Petroleum Property Management Co./(6)/

                 (b) One-year Common Stock Purchase Warrant to purchase 100,000 shares of Common Stock/(6)/

     (vii) Stock Purchase Agreement dated November 30, 1994 between the Registrant and Sue Doty-Lloyd/(5)/

    (viii) Stock Pledge Agreement dated November 30, 1994 between the Registrant and Sue Doty-Lloyd/(5)/

      (ix)       Promissory Note dated November 30, 1995/(5)/

       (x) Option Agreement dated March 21, 1995 between the Registrant and Buttonwood Energy Corporation/(7)/

      (xi) Form of Agreement and Plan of Merger to be entered into upon exercise of the Option Agreement dated March 21, 1995/(7)/

     (xii) Purchase and Sale Agreement between Johnson Ranch Partners and JRP Resources L.C., Sellers, and Registrant dated April 17, 1995/(8)/

    (xiii) Term Loan and Security Master Agreement between Gothic Energy of Texas, Inc., and Stratum Group, L.L.C. ("Stratum") dated as of June 2, 1995/(9)/

     (xiv) Schedule to Term Loan and Security Master Agreement between the Registrant and Stratum/(9)/

      (xv) Stock Pledge, Security and Registration Rights Agreement between Registrant and Stratum/(9)/

     (xvi) Warrant Certificate to purchase 500,000 shares of Registrant's Common Stock at $3.50 per share issued to Stratum/(9)/

    (xvii) Warrant Certificate to purchase 500,000 shares of Registrant's Common Stock at $4.00 per share issued to Stratum/(9)/

   (xviii) Crude Oil Purchase and Sale Master Agreement dated as of June 2, 1995 between Gothic Energy of Texas, Inc. and Stratum Group, L.L.C.

     (xix) ISDA Master Agreement dated as of June 2, 1995 between Gothic Energy of Texas, Inc. and Stratum Group, L.L.C.

      (xx) Option Agreement dated September 27, 1995 between Buttonwood Energy Corporation and the Registrant/(11)/

                 (a) Amendment No. 1 to Option Agreement dated November 7, 1995/(11)/

     (xxi) Form of Agreement and Plan of Merger to be entered into upon exercise of the Option Agreement dated September 27, 1995/(11)/

    (xxii) Loan Agreement dated November 14, 1995 among Registrant, Quest Capital Corporation, Epoch Capital Corporation, and Murray M. Sinclair/(10)/

                 (a) Promissory Note of Registrant dated November 14, 1995 payable to Quest Capital Corporation/(10)/

                 (b) Promissory Note of Registrant dated November 14, 1995 payable to Epoch Capital Corporation/(10)/

                 (c) Promissory Note of Registrant dated November 14, 1995 payable to Murray M. Sinclair/(10)/

    (xxiii) Purchase Agreement dated December 20, 1995 among Registrant, Quest Capital Corporation and Epoch Capital Corporation/(11)/

                 (a) Amendment No. 1 dated January 10, 1996 to Purchase Agreement dated December 20, 1995/(11)/

     (xxiv)    * Restated Loan Agreement between Gothic Energy Corporation,
                 Gothic Energy of Texas, Inc. and Gothic Gas Corporation and Bank One dated February 17, 1997

      (xxv)    * Bridge Financing Agreement between Gothic Energy Corporation and Clarion Capital Corporation and Loire Sextant, S.A.

21         Subsidiaries of the Registrant (as of January 30, 1996):

           Name                                 State of Incorporation
           ----                                  ----------------------
           Gothic Energy of Texas, Inc.          Oklahoma
           Buttonwood Energy Corporation         Oklahoma
           Buttonwood Petroleum, Inc.            Oklahoma
           Dakota Services Corp.                 Oklahoma
           Gothic Gas Corporation                Oklahoma
__________________________
          *  Filed herewith.

(1) Filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1994

(2)       Filed with Registration Statement on Form S-1 (File No. 33-42335)

(3)       Filed with Annual Report on Form 10-KSB for the year ended
          December 31, 1992

(4)       Filed as an exhibit to Current Report on Form 8-K for November
          18, 1994

(5)       Filed as an exhibit to Current Report on Form 8-K for November
          30, 1994

(6)       Filed as an exhibit to Current Report on Form 8-K for January 19,
          1995

(7)       Filed as an exhibit to Current Report on Form 8-K for March 21,
          1995

(8)       Filed as an exhibit to Current Report on Form 8-K for April 17,
          1995

(9)       Filed as an exhibit to Current Report on Form 8-K for May 31,
          1995

(10)      Filed as an exhibit to Current Report on Form 8-K for November
          14, 1995

(11) Filed as an exhibit to Registration Statement on Form SB-2 (File No. 33-99190)

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOTHIC ENERGY CORPORATION


                                BY:  /s/ Michael K. Paulk
                                   ---------------------------------------------
                                     MICHAEL K. PAULK, PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                   DATE
---------                          -----                   ----


   /s/ Michael K. Paulk            President (Principal    February 28, 1997
--------------------------------   Executive Officer
Michael K. Paulk                   and Director)



   /s/ John J. Fleming             Director                February 28, 1997
--------------------------------
John J. Fleming


   /s/ John Rainwater              Vice President and      February 28, 1997
--------------------------------   Director
John Rainwater


   /s/ Morton A. Cohen             Director                February 28, 1997
--------------------------------
Morton A. Cohen


   /s/ Brian E. Bayley             Director                February 28, 1997
--------------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants..........................................  F-2

Consolidated Balance Sheet, December 31, 1996..............................  F-3

Consolidated Statements of Operations,
  Years ended December 31, 1996 and 1995...................................  F-4

Consolidated Statements of Changes in Stockholders Equity,
  Years ended December 31, 1996 and 1995...................................  F-5

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996 and 1995...................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Gothic Energy Corporation and Subsidiaries


       We have audited the accompanying consolidated balance sheet of Gothic Energy Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gothic Energy Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



                            Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
February 24, 1997

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    206,648
  Oil and gas receivable                                       2,802,140
  Receivable from officers and employees                          51,932
  Assets held for sale                                           209,740
  Other                                                           78,786
                                                            ------------
  TOTAL CURRENT ASSETS                                         3,349,246

PROPERTY AND EQUIPMENT:
  Oil and gas properties on full cost method                  39,857,665
  Equipment, furniture and fixtures                              328,492
  Accumulated depreciation, depletion and amortization       (3,636,414)
                                                            ------------
  PROPERTY AND EQUIPMENT, NET                                 36,549,743

OTHER ASSETS, NET                                              1,566,894
                                                            ------------
TOTAL ASSETS                                                $ 41,465,883
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable trade                                    $  1,336,854
  Revenues payable                                             1,978,221
  Accrued liabilities                                            512,400
  Current portion long-term debt                               5,927,660
                                                            ------------
  TOTAL CURRENT LIABILITIES                                    9,755,135

LONG-TERM DEBT                                                15,854,000

GAS IMBALANCE LIABILITY                                        1,025,266

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05,
   authorized 500,000 shares;
   issued and outstanding 5,540 shares                               277
  Common stock, par value $.01,
   authorized 100,000,000 shares;
   issued and outstanding 12,381,857 shares                      123,819
  Additional paid in capital                                  32,530,561
  Accumulated deficit                                        (17,823,175)
                                                            ------------
  TOTAL STOCKHOLDERS' EQUITY                                  14,831,482
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 41,465,883
                                                            ============

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        1996           1995
                                                    -----------   -----------
REVENUES:
  Oil and gas sales                                 $10,385,382   $ 1,893,717
  Well operations                                     1,061,804        62,937
  Interest and other income                              68,284        81,296
                                                    -----------   -----------
     TOTAL REVENUES                                  11,515,470     2,037,950

COSTS AND EXPENSES:
  Lease operating expenses                            4,806,741     1,202,535
  Depreciation, depletion and amortization            2,856,000       882,450
  Selling, general and administrative expense         1,781,739     1,009,539
  Provision for impairment of oil and
   gas properties                                     5,050,000     2,247,083
  Provision for impairment of investment                      -       802,287
  Loss on termination of option                               -     1,850,000
                                                    -----------   -----------

Operating loss                                       (2,979,010)   (5,955,944)
Interest expense                                      1,528,598     1,627,402
                                                    -----------   -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      (4,507,608)   (7,583,346)

INCOME TAX BENEFIT                                    2,992,547             -
                                                    -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,515,061)   (7,583,346)

LOSS ON EARLY EXTINGUISHMENT OF DEBT (NOTE 3)         1,432,973             -
                                                    -----------   -----------

NET LOSS                                             (2,948,034)   (7,583,346)

PREFERRED DIVIDENDS ($68.75 PER PREFERRED SHARE)        380,875             -
                                                    -----------   -----------

NET LOSS AVAILABLE FOR COMMON SHARES                $(3,328,909)  $(7,583,346)
                                                    ===========   ===========

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM     $      (.13)  $     (1.73)
                                                    ===========   ===========

LOSS PER COMMON SHARE                               $      (.29)  $     (1.73)
                                                    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES                       11,663,117     4,375,417
 OUTSTANDING                                        ===========   ===========

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                COMMON      PREFERRED                        ADDITIONAL                                   TOTAL
                                SHARES       SHARES     COMMON   PREFERRED    PAID-IN     ACCUMULATED   SUBSCRIPTION  STOCKHOLDERS'
                             OUTSTANDING   OUTSTANDING  STOCK      STOCK      CAPITAL       DEFICIT      RECEIVABLE       EQUITY
                             ------------  -----------  -------  ----------  -----------  ------------  ------------  -------------
BALANCE,
 DECEMBER 31, 1994             3,045,777            -   $ 30,458    $  -     $10,034,078  $ (6,910,920)  $(270,000)   $ 2,883,616
Issuance of common stock on
 conversion of debt               98,000            -         980      -         195,020             -           -        196,000
Issuance of common stock in
 Private Placement               123,880            -       1,239      -         188,313             -     270,000        459,552
Issuance of common stock
 with Quest financing            280,000            -       2,800      -         870,325             -           -        873,125
Issuance of common stock
 with Stratum financing          954,128             -      9,541      -               -             -           -          9,541
Issuance of common stock in
 connection with Johnson
 Ranch acquisition             1,000,000                   10,000      -       2,677,500             -           -      2,687,500
Net loss                               -             -          -      -               -    (7,583,346)          -     (7,583,346)
                              ----------         -----   --------   ----     -----------  ------------   ---------    -----------
BALANCE,
 AT DECEMBER 31, 1995          5,501,785             -   $ 55,018   $  -     $13,965,236  $(14,494,266)          -    $  (474,012)
Issuance of common stock in
 public offering               7,635,000             -     76,350      -      12,890,032             -           -     12,966,382
Return of stock with
 Stratum  repayment             (954,128)            -     (9,541)     -               -             -           -         (9,541)

Issuance of preferred stock            -         5,540          -    277       5,287,153             -           -      5,287,430
Preferred fee                     28,667             -        287      -            (287)            -           -              -
Issuance of common stock
 with Quest financing             40,000             -        400      -          62,100             -           -         62,500
Issuance of common stock on
 conversion of debt               14,000             -        140      -          27,860             -           -         28,000
Issuance of common stock in
 connection with property
 acquisition                     116,533             -      1,165      -         298,467             -           -        299,632
Preferred stock dividends              -             -          -      -               -      (380,875)          -       (380,875)
Net loss                               -             -          -      -               -    (2,948,034)          -     (2,948,034)
                              ----------         -----   --------   ----     -----------  ------------   ---------    -----------
BALANCE,
  AT DECEMBER 31, 1996        12,381,857         5,540   $123,819   $277     $32,530,561  $(17,823,175)  $       -    $14,831,482
                              ==========         =====   ========   ====     ===========  ============   =========    ===========

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (2,948,034)  $( 7,583,346)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY
     OPERATING ACTIVITIES:
  Depreciation, depletion and amortization           2,856,000        882,450
  Amortization of discount and loan costs               69,314      1,033,125
  Provision for impairment of oil and
   gas properties                                    5,050,000      2,247,083
  Provision for impairment of investment                     -        802,287
  Loss on termination of option                              -      1,850,000
  Deferred  income tax benefit                      (2,992,547)             -
  Loss on early extinguishment of debt               1,432,973              -
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                   (1,552,481)       (82,272)
  Decrease (increase) in other current
   assets                                               12,971        (65,432)
  Increase in accounts and revenues
   payable                                             894,098        812,716
  Increase(decrease) in accrued
   liabilities                                        (565,562)       216,018
  Decrease in other assets                             339,013              -
                                                  ------------   ------------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                       $  2,595,745   $    112,629

NET CASH USED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment                     200,000              -
  Proceeds from collection of note
   receivable                                          123,000              -
  Proceeds from sale of property                     3,111,298        627,459
  Purchase of property and equipment               (17,454,852)   (11,605,326)
  Property development                              (1,177,327)      (402,662)
  Acquisition of business, net of cash
   acquired                                        (17,592,973)             -
                                                  ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES             $(32,790,854)  $(11,380,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                              -      3,000,000
  Payment of short-term debt                        (1,560,000)      (150,000)
  Proceeds from long-term debt                      26,528,096      7,275,998
  Payment of long-term debt                        (11,257,815)      (785,632)
  Proceeds from sale of common stock, net           13,141,368      1,777,552
  Proceeds from sale of preferred stock, net         3,997,430              -
  Payment of Dividends                                (173,125)             -
  Other                                               (431,756)      (517,437)
                                                  ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         $ 30,244,198   $ 10,600,481


NET CHANGE IN CASH AND CASH EQUIVALENTS                 49,089       (667,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                157,559        824,978
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $    206,648   $    157,559
                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID          $  1,386,817   $    456,309
                                                  ============   ============

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Buttonwood Energy Corporation and its subsidiaries, Buttonwood Petroleum, Inc. and Dakota Services, Inc. ("Buttonwood") since their acquisition on January 30, 1996. Since November 1994, the Company has been primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, Arkansas and Kansas. Substantially all of the Company's oil and gas reserves are being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, accrued and deferred lease operating expenses, gas imbalance liabilities, oil and gas reserves (see note 10) and the valuation of stock based compensation (see note 5) also include significant estimates which could materially differ from the amounts ultimately realized.

     CASH EQUIVALENTS - Cash and Cash Equivalents include cash on hand, amounts held in banks and highly liquid investments with a maturity of three months or less at date of purchase.

     FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. In addition, at December 31, 1996, the Company had a concentration of cash of $713,000, with one bank.

     OIL AND GAS PROPERTIES - The Company accounts for its oil and gas exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. The Company capitalizes costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities.

       The Company's oil and gas reserves are estimated annually by petroleum engineers. The Company's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. The average composite rate used for DD&A on oil and gas properties was $.64 and $.80 per Mcfe in 1996 and 1995, respectively. DD&A on oil and gas properties amounted to $2,820,000 and $747,000 in 1996 and 1995, respectively.

       In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and gas properties. The Company recorded a $5,050,000 provision for impairment of oil and gas properties at March 31, 1996. As a result of the $5,050,000 impairment provision and an aggregate of $2,850,000 of Buttonwood deposits written off, the Company recorded a tax benefit of $2,992,547 which offset the deferred tax liability related to the acquired Buttonwood oil and gas properties. A similar provision of $2,247,083 was recorded during the year ended December 31, 1995. As discussed in Note 10, estimates of oil and gas reserves are imprecise. Changes in the estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties further.

       Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of the Company's oil and gas properties are located in the United States, a single cost center is used.

       With respect to wells operated by the Company, but in which it has a working interest, the independent operators are, in some cases, privately-held companies who may have limited financial resources. If a third party operator experiences financial difficulty and fails to pay for material and services in a timely manner, the wells operated by the third party operator could be subject to material and workmen's liens. The Company has no reason to believe that its current operators are experiencing significant financial difficulties.

     EQUIPMENT, FURNITURE AND FIXTURES - Equipment, furniture and fixtures are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to seven years.

     DEBT ISSUANCE COSTS - The unamortized portion of debt issuance costs included in other assets, which includes the estimated fair value of warrants, stock or other interests given to obtain financing, is amortized and included in interest expense using the straight-line method over the term of the related debt. Amortization of debt issuance costs for the years ended December 31, 1996 and 1995 amounted to $69,314 and $1,033,125, respectively.

     NATURAL GAS BALANCING - The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing oil and gas leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas balancing liability. At December 31, 1996, total sales exceeded the Company's share of estimated total gas reserves on eleven wells by $381,755 (128,468 Mcf), based on the year end "spot market" price of natural gas. The gas balancing liability has been classified in the balance sheet as non-current, as the Company does not expect to settle the liability during the next twelve months.

     The Company has recorded deferred charges for estimated lease operating expenses incurred in connection with its underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Company's pro-rata share of total gas production from these wells by 1,214,208 Mcf, resulting in prepaid lease operating expenses of $1,250,634, which are included in other assets in the accompanying balance sheet.

     In addition, the Company has recorded accrued charges for estimated lease operating expenses incurred in connection with its overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Company's pro-rata share of total gas production from these wells by 624,768 Mcf, resulting in accrued lease operating expenses of $643,511, which are included in the gas balancing liability in the accompanying balance sheet.

     INCOME TAXES - The Company applies the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities or assets arise from the temporary differences between the tax basis of assets and liabilities, and their basis for financial reporting, and are subject to tests of realizability in the case of deferred tax assets.

     LOSS PER COMMON SHARE - Loss per common share is computed on the basis of the weighted average shares of common stock outstanding, including the effect of dilutive common stock equivalents. Primary and fully diluted earnings per share are the same for all periods presented.

     STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1996 and 1995, no compensation expense has been recognized.

     HEDGING ACTIVITIES - During 1996, the Company entered into an agreement with a gas purchaser to hedge a portion of its monthly gas production. Under the agreement, the difference between the current value of the Company's gas, based upon the spot market price, and a fixed price was received or paid by the Company. The Company hedged 5,000 Mcf per day for the period of July 1, 1996 through December 31, 1996 at a price of $2.06 per Mcf. The Company recorded payments received or made under this agreement in its oil and gas sales. The Company has a new hedging agreement in place with the same gas purchaser to hedge 5,000 Mcf per day for the period January 1, 1997 through March 31, 1997 at a price of $2.65 per Mcf.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

     ACQUISITIONS SUBSEQUENT TO YEAR-END 1996

     NORSE ACQUISITION - On February 18, 1997, the Company acquired from Norse Exploration, Inc., and Norse Pipeline, Inc. (collectively, "Norse"), various working interests in 11 oil and gas producing properties and, through the acquisition of the outstanding capital stock of Norse Pipeline, Inc., its 40.09% general partnership interest in the Sycamore Gas System (the "Sycamore System"), an Oklahoma gathering system, processing plant and storage facility. The oil and gas wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50 of which the Company paid a deposit of $1,075,000 toward the purchase price in December 1996. The estimated fair value of such warrants at the date of acquisition was approximately $254,000.

     HUFFMAN ACQUISITION - The Company also on February 18, 1997, acquired from
     H. Huffman & Company ("Huffman"), an Oklahoma limited partnership, various working interests in 13 oil and gas producing properties and an additional 10.97% interest in the Sycamore System. The oil and gas wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000 of which the Company paid a deposit of $287,500 toward the purchase price in December 1996.

     HORIZON ACQUISITION - The Company also acquired, on February 18, 1997, from Horizon Gas Partners, L.P. and HSRTW, Inc. (collectively, "Horizon"), various working and royalty interests in approximately 100 oil and gas producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS
         (CONTINUED)

     ACQUISITIONS DURING YEAR-END 1996

     ATHENA ACQUISITION - On December 27, 1996, the Company completed an acquisition from Athena Energy, Inc. of various working interest in 85 producing oil and gas properties (the "Athena Acquisition"). The Company operates approximately 30 of the wells. The purchase price for the properties acquired was approximately $4,200,000. Substantially all the properties acquired are located in western Oklahoma and the Texas Panhandle. Subsequent to year end, substantially all of the non-operated well interests acquired from Athena were sold for net proceeds of approximately $210,000.

     VARIOUS WORKING INTEREST ACQUISITIONS - On August 5, 1996, the Company completed the acquisition, from various sellers, of working interests in approximately 120 wells in the Anadarko Basin of Western Oklahoma, and the Arkoma Basin of Eastern Oklahoma and Arkansas (the "Working Interest Acquisitions"). The Company operates 70 of the wells in which the interests were acquired. The aggregate purchase price for these wells was $3,270,000.

     STRATUM ACQUISITION - On May 20, 1996, the Company acquired from Stratum Group Energy Capital, L.P. and Stratum Corp. (the "Stratum Acquisition"), the overriding royalty interest of 7% of the net revenues derived from the properties acquired in the Johnson Ranch financing provided by Stratum to the Company in May 1995 for the Johnson Ranch Acquisition. The purchase price was $800,000.

     COMSTOCK ACQUISITION - On May 16, 1996, the Company completed the acquisition, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. (the "Comstock Acquisition"), of various working interest in 145 producing oil and gas properties. The Company operates 70 of the wells. The purchase price for the properties acquired was $6,430,195. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas.

     BUTTONWOOD ACQUISITION - On January 30, 1996 the Company completed the acquisition of Buttonwood Energy Corporation ("Buttonwood"). Concurrently with entering into an option agreement with Buttonwood on September 27, 1995 for $1,000,000, the parties terminated without being exercised a similar option purchased by the Company in March 1995 for $1,850,000. The Company recorded a loss on termination of these options in 1995, with the $1,000,000 recorded as an impairment of oil and gas properties. The aggregate purchase price of $18,008,712 including acquisition costs of $389,212, was allocated to the assets acquired and liabilities assumed as follows:

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS
         (CONTINUED)

  Current assets                                  $ 1,632,327
  Property and equipment                           20,784,016
  Other assets                                      1,435,500
  Current liabilities                              (1,660,628)
  Gas imbalance liability                          (1,189,956)
  Deferred income taxes                            (2,992,547)
                                                  -----------
  Aggregate purchase price                         18,008,712
  Less:  Cash acquired                               (415,739)
                                                  -----------
  Net cash paid                                   $17,592,973
                                                  ===========

       The transaction was financed with proceeds from a public offering of the Company's common stock, the sale of preferred stock, a bridge financing and the establishment of a credit facility with Bank One, Texas. The public offering and the preferred financing (Note 4), generated net proceeds of
     $17,216,000.   The remaining purchase price was paid out of the proceeds
     from the Bank One, Texas Credit Facility  (Note 3).

     ACQUISITIONS DURING YEAR-END 1995

     JOHNSON RANCH ACQUISITION - On June 2, 1995 the Company completed the acquisition of working interests in approximately 69 oil and gas wells in Loving County Texas, through its wholly owned subsidiary, Gothic Texas,
     from Johnson Ranch Partners ("Johnson Ranch").   The purchase price was
     $7,250,000, plus 1,000,000 shares of the Company's common stock valued at $2.69 per share, the closing market price on the date the acquisition was completed.

       The transaction was financed with proceeds of a loan from Stratum Group, L.L.C. ("Stratum"), to Gothic Texas in the maximum aggregate amount of $8,131,500, of which only $6,756,500 was drawn and used to finance the acquisition.

       As consideration for making the loan, Gothic Texas conveyed to Stratum an overriding royalty interest of 7% of Gothic's net interest in each of the properties acquired. As additional consideration for making the loan, Stratum was issued five-year common stock purchase warrants to purchase an aggregate of 1,000,000 shares of the Company's Common Stock, exercisable, at $3.25 per share. The shares issuable upon exercise of the warrants have certain demand and "piggyback" registration rights.

       Stratum also received a security interest in and the right to sell additional shares of the Company's Common Stock exercisable in the event of a default under the loan agreement. An aggregate of 954,128 shares were issued to Stratum, pursuant to this arrangement. On January 30, 1996, through its new credit facility, the Company paid Stratum all outstanding amounts due them and received back all common stock held by Stratum as collateral for the loan.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS
         (CONTINUED)

     EGOLF ACQUISITION - On January 19, 1995, the Company completed the acquisition of working interests in approximately 208 oil and gas wells located primarily in western Oklahoma, for a total purchase price of $1,584,000 plus one-year common stock purchase warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share. These warrants expired without being exercised.

     All of the above noted acquisitions were accounted for under the purchase method and, accordingly, results of operations of the acquired properties are included in the Company's results of operations since the respective dates of the acquisitions.

     The following reflects the unaudited proforma results of operations assuming the 1995 and 1996 acquisitions had all been consummated on January 1, 1995.

                                       1996             1995
                                      ------           ------
       Revenues                       14,266           12,592
       Operating loss                 (1,906)          (4,443)
       Net loss                       (2,800)          (5,337)
       Loss per common share            (.24)            (.46)


     PROPERTY DISPOSITION - Management of the Company reviews the properties acquired and from time to time disposes of wells that are deemed to be unprofitable, fail to meet management's operating requirements or, under certain circumstances, are operated by other persons. From time to time, the Company disposes of wells operated by the Company where the well does not meet operating requirements. During the year ended December 31, 1996, the Company disposed of various interests in an aggregate of 514 properties for a total sales price of $3,111,298. Of such amount, $2,402,096 was applied to reduce outstanding indebtedness and $709,202 was used for working capital purposes.

NOTE 3.  LONG-TERM DEBT AND NOTES PAYABLE

     LONG-TERM DEBT

     Long-term debt at December 31, 1996 consists of the following:


         Bank One Credit Facility       $21,744,000
         Others                              37,660
         Less: Current Portion           (5,927,660)
                                         -----------
         Total Long-Term Debt           $15,854,000
                                         ===========

       On January 19, 1996, the Company entered into a Loan Agreement with Bank One, Texas, N.A. (the "Credit Facility"), which reflecting subsequent amendments, enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $25,000,000, consisting of a $20,000,000 revolving loan and a $5,000,000 acquisition note. On January 30, 1996, $11,000,000 of the Credit Facility was used to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds of $7,230,195 were used on May 16, 1996 to finance the Comstock Acquisition and the Stratum Acquisition, and on July 31, 1996, proceeds of $2,792,200 were used to finance the acquisition of well interests from various sellers. In December 1996, additional proceeds of $5,505,701 were used to finance the $4,214,406 purchase price for the Athena Acquisition, and $1,291,295 of the down payments for the Norse and Huffman Acquisitions. The Company has repaid principal in the amount of $4,784,096 under the Credit Facility since January 30, 1996. The terms of the Credit Facility provided for amortization payments at the rate of $240,000 per month under the revolving loan commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Of the $5,000,000 acquisition note, $3,010,000 was outstanding at year end and was due on March 31, 1997. Interest was payable, at the option of the Company, either at the rate of 1% over the lending bank's rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness was collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility included various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues. Material breaches of these or other covenants which were not cured or waived could have resulted in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. During the year ended December 31, 1996, the Company requested and obtained a waiver of the provision requiring a 1:1 ratio of current assets to current liabilities for the year ended December 31, 1996 and for the quarter ended September 30, 1996, the restriction on general and administrative expenses for the quarter ended March 31, 1996, and a covenant violated as a result of the termination of a former officer of the Company.

       On February 17, 1997, the Company and Bank One, Texas, N.A., entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of February 17, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $32,000,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserve reports, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

       On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997 Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000
     loan fee to Bank One.   The terms of the Credit Facility currently provide
     for amortization payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999.
     The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate (9.25% at December 31, 1996) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) and to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

       In the event certain promissory notes owing to the bank by two officers of the Company in the aggregate amount of $316,000 are not paid when due on December 31, 1997, the Company has agreed that such amounts will be drawn against the Company's Credit Facility and the officers will be obligated to the Company for such sums.

       Future maturities of long-term debt, as of December 31, 1996, based on the terms of the original Bank One loan agreement, or the Bridge Financing described below are as follows:

                       1997                    $ 5,927,660
                       1998                      2,880,000
                       1999                     12,974,000
                                               -----------
                                               $21,781,660
                                               ===========

       As noted above, on February 17, 1997, the Company and Bank One amended the Credit Facility to provide for additional borrowings and, accordingly, the monthly payments were increased from $240,000 per month to $475,000 per month under the revolving loan. Additionally, the $10,000,000 Special Advance Facility is due on September 1, 1997.

       On June 2, 1995, Gothic Texas entered into an agreement with Stratum Group, LLC ("Stratum") in which Stratum agreed to loan Gothic Texas a maximum aggregate of $8,131,500, of which only $6,756,500 was drawn and was used to complete the Johnson Ranch Acquisition. At December 31, 1995, the amount outstanding was $6,622,815. On January 30, 1996, the Company, with proceeds from its new credit facility, paid Stratum in full and terminated its loan agreement with them. The transaction resulted in a loss on extinquishment of debt of $1,432,973 and is shown as an extraordinary item in the statement of operations.

       Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, long-term debt at December 31, 1996 approximates its fair value.

     NOTES PAYABLE

       In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined by the Securities Act, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matures on April 18, 1997, with the remaining $2,000,000 bearing interest at 12% per annum and maturing on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock. The fair market value of the Company's common stock was $2.63 per share on the date such shares were issued.

NOTE 4.  STOCKHOLDERS' EQUITY

     COMMON STOCK AND PREFERRED STOCK OFFERING - On January 30, 1996, the Company completed a public offering of 2,545,000 Units at a price of $6.00 per Unit. Each Unit consisted of three shares of the Company's common stock and three five year redeemable common stock purchase warrants, each redeemable for one share of common stock at $2.40 per share. The offering netted the Company approximately $12,970,000, all of which was applied to the purchase of Buttonwood Energy Corporation. In connection with the offering, the Underwriter was granted an option to acquire 230,000 Underwriter Units exercisable at a price of $9.90 per Unit.

       Also on January 30, 1996, the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. Additionally, 28,667 shares of common stock were issued as a placement fee on the preferred stock offering. The financing included 1,290 shares issued to Quest Capital Corporation in exchange for $1,290,000 principal amount of the Quest Note, and the sale for cash of 4,250 shares, for an aggregate cash price of $4,250,000 (net of fees of $252,570). The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lessor of (i) $2.00 or (ii) a price equal to the average of the closing prices of the Company's common stock during the 30 business days prior to the day the shares are converted less a discount of 12%. On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock are issuable on conversion. The Company has the right to redeem the shares of Preferred Stock at their liquidation value of $1,000 per share, plus any accrued and unpaid dividends at any time after January 30, 1998, upon giving 30 days prior written notice.

       In June 1996, the Company issued 116,533 shares of its common stock to two separate parties as consideration for their interest in oil and gas properties located on the Johnson Ranch. The fair value assigned to these oil and gas properties was $299,600, based on the trading price of the Company's stock on the date of the acquisition.

       In June 1995, the Company issued 1,000,000 shares of its common stock to Merrill Lynch Capital Corporation as partial consideration for the Johnson Ranch Acquisition (Note 2). The stock was trading at a value of $2.69 per share on the date of issuance.

       Also in June 1995, the Company issued 650,000 shares of common stock to the Stratum Group as collateral for financing provided by Stratum to complete the Johnson Ranch Acquisition (Note 2). Through September 1995, an additional 304,128 shares of common stock were issued to Stratum as collateral pursuant to the financing agreement. On January 30, 1996 the Company repaid Stratum and the 954,128 shares of common stock held by Stratum as collateral were returned to the Company.

       In March 1995 the Company entered into an agreement with Quest Capital Corporation ("Quest"), at which time Quest loaned the Company $1,850,000. Pursuant to the agreement the Company issued 100,000 shares of common stock to Quest in March 1995. Additionally, the Company was obligated to issue an additional 25,000 shares of common stock for each of the four months of July through October and 40,000 shares of common stock each month from November forward, or until the debt was repaid. The Company issued 180,000 additional shares of common stock to Quest, bringing the total shares issued to Quest at December 31, 1995, to 280,000. An additional 40,000 shares of common stock were issued in January 1996, prior to the time the loan was repaid.

       During the period January 1995 through June 1995, Noteholders converted a total of $656,800 in principal and interest into 325,600 shares of the Company's common stock while retaining 52,500 of $1.00 common stock warrants.

       The following tables reflect the Company's outstanding warrants and options at December 31, 1996, 1995 and 1994.

                                                                                                              NO. OF
                                 EXERCISE                                                                    OPTIONS
                                 PRICE ($)   EXPIRATION     OUTSTANDING                         EXPIRED/    OUTSTANDING  EXERCISABLE
                                 PER SHARE      DATE         12/31/94     GRANTED    EXERCISED  CANCELED     12/31/95     12/31/95
                                 ---------   ----------     -----------   -------    ---------  ---------   -----------  -----------
1991 Public Offering                  5.50     06/30/96       800,000           -          -          -         800,000      800,000
1991 Underwriter Warrants             6.00     11/08/96       160,000           -          -          -         160,000      160,000
Employee Stock Options           1.50-3.38     (Note 5)         1,109     125,000          -      1,109         125,000            -
Officers & Dir. Options          1.50-2.50     (Note 5)       500,000     250,000          -          -         750,000      250,000
Private Placement Warrants            3.00     02/28/95        48,013           -          -     48,013               -            -
Former Dir./Officer Options      1.50-2.65     (Note 5)        60,000           -          -     10,000          50,000       50,000
Quest Warrants                        1.00     04/17/97             -     300,000          -          -         300,000      300,000
Egolf Warrants                        2.50     01/19/96             -     100,000          -          -         100,000      100,000
Stratum Warrants                      3.25   06/02/2000             -   1,000,000          -          -       1,000,000    1,000,000
Bridge Warrants                       2.40   01/30/2001             -     250,000          -          -         250,000            -
Note Ext. Warrants                    1.00     08/31/97        72,500           -          -     20,000          52,500       52,500
                                                            ---------  ----------  ---------  ---------      ----------   ----------
                                                            1,641,622   2,025,000          -     79,122       3,587,500    2,712,500



                                                                                                              NO. OF
                                 EXERCISE                                                                    OPTIONS
                                 PRICE ($)   EXPIRATION     OUTSTANDING                         EXPIRED/    OUTSTANDING  EXERCISABLE
                                 PER SHARE      DATE         12/31/95     GRANTED    EXERCISED  CANCELED     12/31/96     12/31/96
                                 ---------   ----------     -----------   -------    ---------  ---------   -----------  -----------
1991 Public Offering                  5.50     06/30/96       800,000           -          -    800,000               -            -
1991 Underwriter Warrants             6.00     11/08/96       160,000           -          -    160,000               -            -
1996 Public Offering  (1)             2.40   01/30/2001             -   7,635,000          -          -       7,635,000    7,635,000
1996 Underwriter Warrants             2.40   01/30/2001             -     690,000          -          -         690,000      690,000
1996 Underwriter Option Shares        3.30   01/30/2001             -     690,000          -          -         690,000      690,000
Employee Stock Options           1.50-2.50     (Note 5)       125,000     180,000          -          -         305,000       62,500
Officers & Dir. Options          1.50-2.56     (Note 5)       750,000     600,000          -    150,000       1,200,000      550,000
Former Dir./Officer Options      1.50-2.00     (Note 5)        50,000           -          -          -          50,000       50,000
Quest Warrants                        1.00     04/17/97       300,000           -          -          -         300,000      300,000
Egolf Warrants                        2.50     01/19/96       100,000           -          -    100,000               -            -
Stratum Warrants                      3.25   06/02/2000     1,000,000           -          -          -       1,000,000    1,000,000
Bridge Warrants                       2.40   01/30/2001       250,000           -          -          -         250,000      250,000
Note Ext. Warrants                    1.00     08/31/97        52,500           -          -          -          52,500       52,500
Underwriter Warrants                  2.25   08/19/2001             -     200,000          -          -         200,000      200,000
Consultant Warrants                   2.38   03/14/2001             -      29,531          -          -          29,531       29,531
                                                            ---------  ----------  ---------  ---------      ----------   ----------
                                                            3,587,500  10,024,531          -  1,210,000      12,402,031   11,509,531


      (1) Warrants are redeemable at the option of the Company at a per warrant price of $.01 per warrant at any time after the Warrants become exercisable, upon not less than 15 business days prior written notice, if the last sale price of the Common Stock has been at least 200% of the then exercise price of the Warrants for the 20 consecutive trading days prior to date of notice. Warrant holders are entitled to exercise their warrants up to the date of redemption.

NOTE 5.  STOCK OPTIONS

     INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option and non-statutory option plan (the "Plan"), which provides for the issuance of options to purchase up to 2,500,000 shares of Common Stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. The exercise price of a non-qualified option granted under the Plan may not be less than 40% of the fair market value of the common stock at the time the option is granted.
     No non-qualified options have been issued under the Plan.

       As of December 31, 1996 and 1995, options to purchase 1,005,000 and 376,109 shares of common stock had been granted under the plan, respectively. Options to employees to purchase an aggregate of 305,000 common shares are exercisable, with 125,000 shares exercisable at $1.50 per share through November 1, 1999, 45,000 shares exercisable at $1.75 per share, through February 1, 2001, and 135,000 shares exercisable at $2.50 per share, through December 18, 2001. Options to officers and directors to purchase an aggregate of 700,000 common shares are outstanding, with 100,000 shares exercisable at $1.50 per share, through November 1, 1999 and 600,000 shares exercisable at $2.56 per share, through July 16, 2001. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon the completion of the second year of future service.

     OTHER OPTIONS - On October 4, 1994 the Company granted 250,000 options to each of two officers of the Company to purchase common stock of the Company at $2.50 per share. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon the completion of the second year of future service.

       On September 15, 1994, the Company granted 10,000 options to each of two directors and a former consultant. The options are currently exercisable at $2.00 per share until September 15, 2004, at which time the options expire.

       On July 15, 1992, the Company granted an option to a director/officer to purchase 20,000 shares of common stock with an exercise price of $2.50 per share, exercisable through July 15, 1997. On September 15, 1994, the exercise price of these options was decreased to $1.50 per share.

     OMNIBUS INCENTIVE PLAN - On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards representing or corresponding up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of ( i )100% of fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

     NON-EMPLOYEE STOCK OPTION PLAN - The 1996 Non-Employee Stock Option Plan provides a means by which non-employee Directors of the Company and consultants to the Company can be given an opportunity to purchase stock in the Company. The Plan provides that a total of 1,000,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments. The exercise price for each option granted under the Non-Employee Plan will be not less than the fair market value of the Common Stock underlying the option on the date of grant. Each option granted under the Non-Employee Plan is exercisable 10 years after the date of grant. Options granted to Directors will terminate to the extent such options have not been previously exercised thirty (30) days after the date the Director is no longer a Director of the Company.
     No options have been issued under the Non-Employee Plan.

       The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Incentive Stock Option Plan and other stock options issued. Accordingly, no compensation cost has been recognized in 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been increased as follows:

                                              1996          1995
                                          ------------  ------------
                  Net loss available
                   for common shares:
                     As reported          $(3,328,909)  $(7,583,346)
                                           ==========    ==========
                     Proforma             $(3,772,571)  $(7,646,628)
                                           ==========    ==========
                     Loss per Share:
                        As reported       $      (.29)  $     (1.73)
                                           ==========    ==========
                        Proforma          $      (.32)  $     (1.75)
                                           ==========    ==========

     The fair value of each option granted is estimated using the Black Scholes model. The Company's volatility of stock was 0.90 based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 6.0 percent in both 1996 and 1995. Expected life was 3 years based on prior experience, the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1996 and 1995 under the Stock Option Plan were $1,175,000 and $202,500, respectively.

NOTE 6.    INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following at December 31, 1996:

Deferred tax assets:
  Gas balancing liability                   $   390,000
  Net operating loss carryforwards            4,889,000
  Depletion carryforwards                       257,000
                                            -----------
  Gross deferred tax assets                   5,536,000

Deferred tax liabilities:
  Prepaid lease operating expenses             (475,000)
  Book over tax basis of oil and gas
   properties                                (4,761,000)
                                            -----------
   Gross deferred tax liabilities             (5,236,000)

Net deferred tax assets                         300,000
Valuation allowance                            (300,000)
                                            -----------
                                            $         0
                                            ===========

       As a result of a change in control of the Company in 1994, approximately $4,901,000 of net operating loss carryforwards generated prior to the change in control are unavailable for future use. Net operating losses generated subsequent to the change in control of approximately $6,970,000 are available for future use against taxable income. These net operating loss carryforwards expire in the year 2010.

       In addition, the acquisition of Buttonwood Energy Corporation in January, 1996 made available approximately $5,900,000 of net operating loss carryforwards and $675,000 of depletion carryforwards generated prior to the acquisition. However, the loss carryforwards and depletion carryforwards are limited annually under Internal Revenue Code Section 382 due to a change in ownership. The net operating loss carryforwards expire in the year 2010 and the depletion carryforwards can be carried forward indefinitely.

       Due to the uncertainty of the Company's ability to utilize the net operating loss carryforwards and depletion carryforwards and the limitation under Section 382, a 100% valuation allowance has been recorded.

NOTE 7.  COMMITMENTS

       The Company has entered into five-year employment agreements with its President and Vice-President. Under the agreements, as amended in November 1996, each receives a base salary of $121,000 per year plus additional amounts as may be determined from time to time by the Company's Board of Directors. In addition, such persons are to receive a cash bonus as may be determined by the Company's Board of Directors. The Company has the right to terminate the employment agreements at any time upon 45 days notice. Unless the agreement has been terminated for cause, as defined, the Company is obligated to pay each of the officers the sum of $200,000, together with any sums unpaid under the terms of the employment agreement, and continue their medical insurance in effect for a period of one year after such termination. In the event of a change of control in the Company, as defined, each of the officers has the right to terminate their employment agreements with the Company within 60 days thereafter and the Company is obligated to pay the same sums and other benefits described above as if such agreements had been terminated by the Company without cause.

       In the event certain promissory notes owing to the bank by two officers of the Company in the aggregate amount of $316,000 are not paid when due on December 31, 1997, the Company has agreed that such amounts will be drawn against the Company's Credit Facility and the officers will be obligated to the Company for such sums.

       The Company leases its corporate offices and certain office equipment and automobiles under non-cancelable operating leases. Rental expense under non-cancelable operating leases was $110,347 and $95,846 for the years ended December 31, 1996 and 1995, respectively.

       Remaining minimum annual rentals under non-cancelable lease agreements subsequent to December 31, 1996 are as follows:


                       1997                         $131,013
                       1998                          120,022
                       1999                          114,476
                       2000                            9,000
                       2001                            8,250

NOTE 8.  CONTINGENCIES

       A former officer and employee of the Company, on May 6, 1996, commenced an arbitration proceeding under the Rules of the American Arbitration Association against the Company seeking to recover damages for an alleged breach of contract and intentional interference with the contract. The damages sought are approximately $384,000. The Company believes that it has adequate basis to prove that the termination for cause was appropriate, and accordingly, no amount has been accrued in the financial statements.

NOTE 9.  MAJOR CUSTOMERS

       During the year ended December 31, 1996, the Company was a party to contracts whereby its sold approximately 48% of its gas production to Aurora Natural Gas, LLC, 11% of its gas production to GPM Gas Corporation and 82% of its oil production to Sun Refining and Marketing. During the year ended December 31, 1995, the Company was a party to contracts whereby it sold approximately 53% of its gas production to GPM Gas Corporation and 24% to Enron Capital and Trade Resources, and 95% of its oil production to Stratum Group Energy Capital, L.P.

NOTE  10.   SUPPLEMENTARY OIL AND GAS INFORMATION

     FINANCIAL DATA

       The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures About Oil and Gas Producing Activities".

     CAPITALIZED COSTS - The aggregate amounts of capitalized costs relating to oil and gas producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1996 were as follows:

                                                              1996
                                                         -------------
               Proved properties                         $  39,858,000
               Less:  Accumulated depreciation,
                      depletion, and amortization           (3,567,000)
                                                         -------------
               Net oil and gas properties                $  36,291,000
                                                         =============

     COSTS INCURRED - Costs, capitalized and expensed, incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 1996 were as follows:

                                                              1996
                                                         -------------
               Property acquisition                      $  35,347,425
               Development costs                             1,177,327
                                                            ----------
               Total costs incurred                      $  36,524,752
                                                            ==========

     OIL AND GAS RESERVES DATA (UNAUDITED)

     ESTIMATED QUANTITIES - Oil and natural gas reserves cannot be measured exactly. Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

       Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

       Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data as explained above. Assigning monetary values to such estimates does reduce the subjectivity and changing nature of such reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located onshore in the states of Oklahoma, Texas, Arkansas and Kansas.

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1996:

                                                     1996
                                              ---------------------
                                                 Bbls       Mcf
                                              --------   ----------
Proved Reserves:
Beginning of year                              711,000   18,698,000
Revisions of previous estimates                222,000   10,276,000
Purchases of reserves in place                 639,000   42,633,000
Production                                    (164,000)  (3,404,000)
Sales of reserves in place                    (250,000)  (3,669,000)
                                             ---------   ----------
End of year                                  1,158,000   64,534,000
                                             =========   ==========

Proved Developed:
Beginning of year                              642,000    5,093,000
End of year                                  1,135,000   47,485,000

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future net cash inflows are based on the future production of proved reserves of crude oil and natural gas as estimated by petroleum engineers by applying current prices of oil and gas to estimated future production of proved reserves. Prices used in determining future cash inflows for oil and natural gas as of December 31, 1996, were $24.20 per barrel and $2.65 per mcf, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Subsequent to December 31, 1996, the "spot market" price of natural gas decreased to below $2.00 per mcf which would have a significant impact on the SMOG values.
     Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.
       The standardized measure of discounted future net cash flows is based on criteria established by Financial Accounting Standards Statement No. 69, "Accounting for Oil and

     Gas Producing Activities" and is not intended to be a "best estimate" of the fair value of the Company's oil and gas properties. For this to be the case, forecasts of future economic conditions, varying price and cost estimates, varying discount rates and consideration of other than proved reserves (i.e., probable reserves), would have to be incorporated into the valuations.

       Included in the estimated standardized measure of future cash flows are certain capital projects. The Company estimates the capital required to develop its undeveloped oil and gas reserves over the next three years to be approximately $9.65 million, including $6.10 million during the year ended December 31, 1997. Bank One established a special drilling advance fund of $2 million which the Company can draw upon during 1997 to fund its drilling costs. The Company does not have any present arrangements to raise additional funds and there can be no assurance that it will be able to do so on satisfactory terms. If such capital is not employed, the estimated future cash flows will be impacted.

       The following table sets forth the Company's unaudited estimated standardized measure of discounted future net cash flows, (in thousands). Proved reserves for the year ended December 31, 1996 were estimated by an independent petroleum engineering firm and for the year ended December 31, 1995 were estimated by petroleum engineers employed by the Company.

                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
Cash Flows Relating to Proved
 Reserves:
Future cash inflows                             $199,166          $   43,824
Future production costs                          (73,976)            (16,646)
Future development costs                          (9,645)            (11,030)
Future income tax expense                        (30,919)                (68)
                                                --------          ----------
                                                  84,626              16,080
Ten percent annual discount factor               (35,543)             (7,901)
                                                --------          ----------
Standardized Measure of Discounted
   Future Net Cash Flows                        $ 49,083          $    8,179
                                                ========          ==========


       The following table sets forth changes in the standardized measure of discounted future net cash flows (in thousands):

                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
Standardized measure of discounted
  future cash flows-beginning of
  period                                         $  8,179         $     -
Sales of oil and gas produced, net of
      operating expenses                           (5,579)            (691)
Purchases of reserves-in-place                     30,930           16,007
Sales of reserves-in-place                         (3,598)            (496)
Revisions of previous quantity
 estimates and changes in sales prices
 and production costs                              18,333           (7,381)
Accretion of discount                                 818              740
                                                 --------         --------
Standardized measure of discounted
 future cash flows-end of period                 $ 49,083         $  8,179
                                                 ========         ========