Form 10-K405/A
period 1996-12-31
GOTHIC ENERGY CORP
filed 1997-04-30
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

[Mark One]
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED:
                DECEMBER 31, 1996
                -----------------

    [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ___________

                        Commission File Number 0-19753
                                               -------

                           GOTHIC ENERGY CORPORATION
                           -------------------------
                (Name of small business issuer in its charter)

           OKLAHOMA                                              22-2663839
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

  5727 SOUTH LEWIS AVENUE - SUITE 700
           TULSA, OKLAHOMA                                         74105
---------------------------------------                      ------------------
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
      Redeemable Common Stock Purchase Warrants expiring January 24, 2001
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $11,515,470

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

                                    PART I
                                    ------


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenues were $11,515,470 for the year ended December 31, 1996, as compared to $2,037,950 for the year ended December 31, 1995. This represents a 465% increase in total revenue for the period. Oil and gas sales for the year ended December 31, 1996 increased to $10,385,382, with $3,488,021 from oil sales and $6,897,361 from gas sales, as compared to oil and gas sales of $1,893,717 for the year ended December 31, 1995, with $1,282,787 from oil sales and $610,930 from gas sales. Of this $8,491,665 increase in oil and gas sales, approximately $1,546,000 and $4,187,000 related to increases in volumes of oil and gas sold, respectively, and $659,000 and $2,110,000 related to increases in the average prices of oil and gas sold, respectively. The increase in volumes of oil and
gas sold resulted primarily from the 1996 Acquisitions.   Of the $8,491,665
increase in oil and gas sales approximately $6,913,000 is a direct result of properties acquired in the 1996 Acquisitions and $1,579,000 is a result of increased production and prices from continuing properties acquired in 1995.
Oil sales in 1996 were based on the sale of 163,978 barrels at an average price of $21.27 per barrel as compared to 74,370 barrels at an average price of $17.25 per barrel in 1995. Gas sales in 1996 were based on the sale of 3,403,943 mcf at an average price of $2.03 per mcf compared to 434,153 mcf at an average price of $1.41 per mcf in 1995.

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

     Selling, general and administrative costs were $1,781,739 for the year ended December 31, 1996, as compared to $1,009,539 for the year ended December 31, 1995. This increase was primarily the result of additional personnel and other costs related to the 1996 Acquisitions. The Company added six employees as a direct result of the 1996 Acquisitions at an approximate cost of $240,000. This increase also includes certain non-recurring costs related to the completion of the Buttonwood transaction of approximately $51,000. The remaining increase relates to administrative costs incurred in operating the wells acquired in the 1996 Acquisitions.

     The Company accounts for its oil and gas exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. The Company capitalizes costs including; salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities. The Company's oil and gas reserves are estimated annually by petroleum engineers. The Company's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantelment and abandonment costs, net of salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and gas properties. Changes in the estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties. See Note 1 and Note 10 to Notes to Consolidated Financial Statements.

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

     During the third quarter of 1995, the Company determined that its investment in Vista Technologies, Inc. common stock had a carrying value on its books above the current estimated net realizable value. The shares were "restricted securities" as defined under Federal securities laws. In October 1995, the Company was informed of a five to one reverse common stock split by Vista and a post-reverse split private placement at $2.50 per share of common stock. Based upon this current information, and consideration of the diminished value due to the restriction on the sale of the shares, the Company recorded a $802,287 provision for impairment in the third quarter of 1995, reducing such investment to $200,000.

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

     The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing oil and gas leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas balancing liability. Such imbalances are incurred form time to time in the usual course of business in the operation of gas wells as a consequence of operational factors. See Note 1 to Notes to Consolidated Financial Statements.

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

     Terms of the Credit Facility:  The Company's Credit Facility enables the
     ----------------------------
Company to borrow up to a maximum aggregate of $75,000,000, subject to meeting certain conditions. As of February 17, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of the $32,000,000 borrowing base, the $10,000,000 Special Advance Facility, and a $2,000,000 Special Drilling Facility. The Credit Facility currently provides for amortization payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, related to the $32,000,000 borrowing base with all outstanding principal and interest due and payable on January 30, 1999. The $10,000,000 Special Advance Facility must be repaid by September 1, 1997. Interest is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter of not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters. The Company is obligated under the terms of its Credit Facility to enter into commodity hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One, Texas, N.A., for natural gas and oil, with counterparties acceptable to the bank. These commodity hedges are required to be in place no later than March 4, 1997. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

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

     Net cash provided by operations increased to $2,595,745 for the year ended 1996 as compared to net cash provided of $112,629 in 1995, primarily due to the cash flows generated from the 1996 Acquisitions. The 1996 operating cash flows of $2,595,745 include a $5,050,000 full cost ceiling writedown and a $1,432,973 loss on early extinquishment of debt, partially offset by a deferred income tax benefit of $2,992,547, and net changes in operating assets and liabilities.

     The Company used $32,790,854 of net cash in investing activities for the year ended 1996 compared to net cash used of $11,380,529 for the same period in 1995. This was primarily due to the acquisition of Buttonwood, net of cash acquired, for $17,592,973, the acquisition of Comstock for $6,430,195, net of adjustments, the Various Working Interests acquisition for $3,270,000, the Athena acquisition for $4,200,000, oil and gas enhancements in the amount of $1,177,327 and other producing property acquisitions of $3,554,657. Additionally, net cash of $3,434,298 was provided from the sale of property and equipment.

     Net cash provided by financing activities for the year ended 1996 was $30,244,198 compared to $10,600,481 provided in 1995. The 1996 amount of $30,244,198 includes proceeds from the issuance of common stock of $13,141,368 and proceeds from the issuance of preferred stock of $3,997,430. The 1996 amount also includes proceeds from long-term debt of $26,528,096, less repayments of $12,817,815 on short and long-term debt. The net amount was used to finance the 1996 Acquisitions.

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

ITEM 7 - FINANCIAL STATEMENTS:
------------------------------

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

                              GOTHIC ENERGY CORPORATION



                         BY:  /s/ Michael K. Paulk
                              --------------------------------------------------
                              MICHAEL K. PAULK, PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                   DATE
---------                             -----                   ----


   /s/ Michael K. Paulk               President (Principal    April 28, 1997
-------------------------------       Executive Officer
Michael K. Paulk                      and Director)


   /s/ John J. Fleming                Director                April 28, 1997
 -------------------------------
John J. Fleming


   /s/ John Rainwater                 Vice President and      April 28, 1997
 -------------------------------      Director
John Rainwater


   /s/ Morton A. Cohen                Director                April 28, 1997
 -------------------------------
Morton A. Cohen


   /s/ Brian E. Bayley                Director                April 28, 1997
 -------------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants.........................................  F-2

Consolidated Balance Sheet, December 31, 1996.............................  F-3

Consolidated Statements of Operations,
  Years ended December 31, 1996 and 1995..................................  F-4

Consolidated Statements of Changes in
 Stockholders Equity, Years ended December 31,
 1996 and 1995............................................................  F-5

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996 and 1995..................................  F-6

Notes to Consolidated Financial Statements................................  F-7

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



                                          Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
February 24, 1997

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                               $    206,648
  Oil and gas receivable                                     2,802,140
  Receivable from officers and employees                        51,932
  Assets held for sale                                         209,740
  Other                                                         78,786
                                                          ------------

  TOTAL CURRENT ASSETS                                       3,349,246

PROPERTY AND EQUIPMENT:
  Oil and gas properties on full cost method                39,857,665
  Equipment, furniture and fixtures                            328,492
  Accumulated depreciation, depletion                       (3,636,414)
   and amortization                                       ------------

  PROPERTY AND EQUIPMENT, NET                               36,549,743

OTHER ASSETS, NET                                            1,566,894
                                                          ------------

TOTAL ASSETS                                              $ 41,465,883
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
                                                          ============

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                    -----------   -----------
REVENUES:
  Oil and gas sales                                 $10,385,382   $ 1,893,717
  Well operations                                     1,061,804        62,937
  Interest and other income                              68,284        81,296
                                                    -----------   -----------

    TOTAL REVENUES                                   11,515,470     2,037,950

COSTS AND EXPENSES:
  Lease operating expenses                            4,806,741     1,202,535
  Depreciation, depletion and
   amortization                                       2,856,000       882,450
  Selling, general and administrative
   expense                                            1,781,739     1,009,539
  Provision for impairment of oil and
   gas properties                                     5,050,000     2,247,083
  Provision for impairment of investment                      -       802,287
  Loss on termination of option                               -     1,850,000
                                                    -----------   -----------

Operating loss                                       (2,979,010)   (5,955,944)
Interest expense                                      1,528,598     1,627,402
                                                    -----------   -----------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                  (4,507,608)   (7,583,346)

INCOME TAX BENEFIT                                    2,992,547             -
                                                    -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,515,061)   (7,583,346)

LOSS ON EARLY EXTINGUISHMENT OF DEBT
 (NOTE 3)                                             1,432,973             -
                                                    -----------   -----------
NET LOSS                                             (2,948,034)   (7,583,346)

PREFERRED DIVIDENDS ($68.75 PER
 PREFERRED SHARE)                                       380,875             -
                                                    -----------   -----------
NET LOSS AVAILABLE FOR COMMON SHARES                $(3,328,909)  $(7,583,346)
                                                    ===========   ===========

LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM                                       $(.13)       $(1.73)
                                                    ===========   ===========
LOSS PER COMMON SHARE                                     $(.29)       $(1.73)
                                                    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                         11,663,117     4,375,417
                                                    ===========   ===========

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                COMMON      PREFERRED                        ADDITIONAL                                   TOTAL
                                SHARES       SHARES     COMMON    PREFERRED   PAID-IN      ACCUMULATED   SUBSCRIPTION  STOCKHOLDERS'
                             OUTSTANDING   OUTSTANDING  STOCK       STOCK     CAPITAL        DEFICIT      RECEIVABLE       EQUITY
                             ------------  -----------  --------  ---------  -----------  ------------  ------------  --------------

BALANCE,
  DECEMBER 31, 1994            3,045,777          -     $ 30,458    $  -     $10,034,078  $ (6,910,920) $(270,000)     $ 2,883,616
Issuance of common stock on
  conversion of debt              98,000          -          980       -         195,020             -          -          196,000
Issuance of common stock in
  Private Placement              123,880          -        1,239       -         188,313             -    270,000          459,552
Issuance of common stock
 with Quest financing            280,000          -        2,800       -         870,325             -          -          873,125
Issuance of common stock
 with Stratum financing          954,128          -        9,541       -               -             -          -            9,541
Issuance of common stock in
  connection with Johnson
  Ranch acquisition            1,000,000          -       10,000       -       2,677,500             -          -        2,687,500
Net loss                               -          -            -       -               -    (7,583,346)         -       (7,583,346)
                              ----------      -----     --------    ----     -----------  ------------  ---------      -----------
BALANCE,
  AT DECEMBER 31, 1995         5,501,785          -     $ 55,018    $  -     $13,965,236  $(14,494,266) $       -      $  (474,012)
Issuance of common stock in
  public offering              7,635,000          -       76,350       -      12,890,032             -          -       12,966,382
Return of stock with
 Stratum repayment              (954,128)         -       (9,541)      -               -             -          -           (9,541)
Issuance of preferred stock            -      5,540            -     277       5,287,153             -          -        5,287,430
Preferred fee                     28,667          -          287       -            (287)            -          -                -
Issuance of common stock
 with Quest financing             40,000          -          400       -          62,100             -          -           62,500
Issuance of common stock on
  conversion of debt              14,000          -          140       -          27,860             -          -           28,000
Issuance of common stock in
  connection with property
  acquisition                    116,533          -        1,165       -         298,467             -          -          299,632
Preferred stock dividends              -          -            -       -               -      (380,875)         -         (380,875)
Net loss                               -          -            -       -               -    (2,948,034)         -       (2,948,034)
                              ----------      -----     --------    ----     -----------  ------------  ---------      -----------
BALANCE,
  AT DECEMBER 31, 1996        12,381,857      5,540     $123,819    $277     $32,530,561  $(17,823,175) $       -      $14,831,482
                              ==========      =====     ========    ====     ===========  ============  =========      ===========

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996           1995
                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (2,948,034)  $( 7,583,346)
ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and
   amortization                              2,856,000        882,450
  Amortization of discount and loan
   costs                                        69,314      1,033,125
  Provision for impairment of oil and
   gas properties                            5,050,000      2,247,083
  Provision for impairment of investment             -        802,287
  Loss on termination of option                      -      1,850,000
  Deferred  income tax benefit              (2,992,547)             -
  Loss on early extinguishment of debt       1,432,973              -
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable           (1,552,481)       (82,272)
  Decrease (increase) in other current
   assets                                       12,971        (65,432)
  Increase in accounts and revenues
   payable                                     894,098        812,716
  Increase(decrease) in accrued
   liabilities                                (565,562)       216,018
  Decrease in other assets                     339,013              -
                                          ------------   ------------

NET CASH PROVIDED BY OPERATING            $  2,595,745   $    112,629
 ACTIVITIES

NET CASH USED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment             200,000              -
  Proceeds from collection of note
   receivable                                  123,000              -
  Proceeds from sale of property             3,111,298        627,459
  Purchase of property and equipment       (17,454,852)   (11,605,326)
  Property development                      (1,177,327)      (402,662)
  Acquisition of business, net of cash
   acquired                                (17,592,973)             -
                                          ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES     $(32,790,854)  $(11,380,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                      -      3,000,000
  Payment of short-term debt                (1,560,000)      (150,000)
  Proceeds from long-term debt              26,528,096      7,275,998
  Payment of long-term debt                (11,257,815)      (785,632)
  Proceeds from sale of common stock,
   net                                      13,141,368      1,777,552
  Proceeds from sale of preferred
   stock, net                                3,997,430              -
  Payment of Dividends                        (173,125)             -
  Other                                       (431,756)      (517,437)
                                          ------------   ------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               $ 30,244,198   $ 10,600,481

NET CHANGE IN CASH AND CASH EQUIVALENTS         49,089       (667,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        157,559        824,978
                                          ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    206,648   $    157,559
                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID  $  1,386,817   $    456,309
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

NOTE 2.   OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS
          (CONTINUED)

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

                               1996     1995
                              -------  -------
     Revenues                 14,266   12,592
     Operating loss           (1,906)  (4,443)
     Net loss                 (2,800)  (5,337)
     Loss per common share      (.24)    (.46)


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

                                     EXERCISE                                                                  NUMBER
                                     PRICE ($)   EXPIRATION  OUTSTANDING                         EXPIRED/   OUTSTANDING  EXERCISABLE

                                     PER SHARE      DATE      12/31/94     GRANTED    EXERCISED  CANCELED     12/31/95     12/31/95
                                     ---------      ----      --------     -------    ---------  --------     --------     --------
WARRANTS
  1991 Public Offering                 5.50        06/30/96     800,000           -         -           -      800,000      800,000
  1991 Underwriter                     6.00        11/08/96     160,000           -         -           -      160,000      160,000
  Private Placement                    3.00        02/28/95      48,013           -         -      48,013            -            -
  Quest                                1.00        04/17/97           -     300,000         -           -      300,000      300,000
  Egolf                                2.50        01/19/96           -     100,000         -           -      100,000      100,000
  Stratum                              3.25      06/02/2000           -   1,000,000         -           -    1,000,000    1,000,000
  Bridge                               2.40      01/30/2001           -     250,000         -           -      250,000            -
  Note Extenstion                      1.00        08/31/97      72,500           -         -      20,000       52,500       52,500
                                                              ---------  ----------    ------      ------   ----------   ----------
Total Warrants                                                1,080,513   1,650,000         -      68,013    2,662,500    2,412,500

OPTIONS (NOTE 5)
  Employees                            1.50        11/01/99           -     125,000         -           -      125,000            -
                                       3.38        02/28/95       1,109           -         -       1,109            -            -
  Officers & Directors                 1.50        11/01/99           -     250,000         -           -      250,000            -
                                       2.50        10/04/99     500,000           -         -           -      500,000      250,000
  Former Director/Officer              1.50        07/15/97      20,000           -         -           -       20,000       20,000
                                       2.00      09/15/2004      30,000           -         -           -       30,000       30,000
                                       2.65        08/14/95      10,000           -         -      10,000            -            -
                                                              ---------  ----------    ------      ------   ----------   ----------
Total Options                                                   561,109     375,000         -      11,109      925,000      300,000

Total                                                         1,641,622   2,025,000         -      79,122    3,587,500    2,712,500


NOTE 4.                              STOCKHOLDERS' EQUITY (CONTINUED)

                                     EXERCISE                                                                 NUMBER
                                     PRICE ($)   EXPIRATION   OUTSTANDING                        EXPIRED/   OUTSTANDING  EXERCISABLE
                                     PER SHARE      DATE        12/31/95   GRANTED    EXERCISED  CANCELED     12/31/96     12/31/96
                                     ---------   ----------    ---------   -------    ---------  --------      -------     --------
WARRANTS
  1991 Public Offering                    5.50     06/30/96      800,000           -          -    800,000            -            -

  1991 Underwriter                        6.00     11/08/96      160,000           -          -    160,000            -            -

  1996 Public Offering(1)                 2.40   01/30/2001            -   7,635,000          -          -    7,635,000    7,635,000

  1996 Underwriter                        2.40   01/30/2001            -     690,000          -          -      690,000      690,000

  Quest                                   1.00     04/17/97      300,000           -          -          -      300,000      300,000

  Egolf                                   2.50     01/19/96      100,000           -          -    100,000            -            -

  Stratum                                 3.25   06/02/2000    1,000,000           -          -          -    1,000,000    1,000,000

  Bridge                                  2.40   01/30/2001      250,000           -          -          -      250,000      250,000

  Note Extension                          1.00     08/31/97       52,500           -          -          -       52,500       52,500

  Underwriter                             2.25   08/19/2001            -     200,000          -          -      200,000      200,000

  Consultant                              2.38   03/14/2001            -      29,531          -          -       29,531       29,531

                                                               ---------  ----------  ---------  ---------   ----------   ----------

Total Warrants                                                 2,662,500   8,554,531          -  1,060,000   10,157,031   10,157,031


OPTIONS (Note 5)
  1996 Underwriter Share                  3.30   01/30/2001            -     690,000          -          -      690,000      690,000

  Employee                                1.50     11/01/99      125,000           -          -          -      125,000       62,500

                                          1.75   02/01/2001            -      45,000          -          -       45,000            -

                                          2.50   12/18/2001            -     135,000          -          -      135,000            -

  Officers & Directors                    1.50     11/01/99      250,000           -          -    150,000      100,000       50,000

                                          2.50     10/04/99      500,000           -          -          -      500,000      500,000

                                          2.56   07/16/2001            -     600,000          -          -      600,000            -

  Former Director/Officer                 1.50     07/15/97       20,000           -          -          -       20,000       20,000

                                          2.00   09/15/2004       30,000           -          -          -       30,000       30,000

                                                               ---------  ----------  ---------  ---------   ----------   ----------

Total Options                                                    925,000   1,470,000          -    150,000    1,745,000    1,352,500


Total                                                          3,587,500  10,024,531          -  1,210,000   12,402,031   11,509,531



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

          As of December 31, 1996 and 1995, options to purchase 1,005,000 and 376,109 (1,109 shares expired during 1995) shares of common stock had been granted under the plan, respectively. Options to employees to purchase an aggregate of 305,000 common shares are exercisable, with 125,000 shares exercisable at $1.50 per share through November 1, 1999, 45,000 shares exercisable at $1.75 per share, through February 1, 2001, and 135,000 shares exercisable at $2.50 per share, through December 18, 2001. Options to officers and directors to purchase an aggregate of 700,000 common shares are outstanding, with 100,000 shares exercisable at $1.50 per share, through November 1, 1999 and 600,000 shares exercisable at $2.56 per share, through July 16, 2001. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon the completion of the second year of future service.

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

     OMNIBUS INCENTIVE PLAN - On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards representing or corresponding up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (i)100% of fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

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

                                              1996          1995
                                          ------------  ------------
                  Net loss available
                   for common shares:
                     As reported          $(3,328,909)  $(7,583,346)
                                          ===========   ===========
                     Proforma             $(3,772,571)  $(7,646,628)
                                          ===========   ===========
                     Loss per Share:
                        As reported       $      (.29)  $     (1.73)
                                          ===========   ===========
                        Proforma          $      (.32)  $     (1.75)
                                          ===========   ===========

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

NOTE 6.    INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following at December 31, 1996:

            Deferred tax assets:
              Gas balancing liability                   $   390,000
              Net operating loss carryforwards            4,889,000
              Depletion carryforwards                       257,000
                                                        -----------
              Gross deferred tax assets                   5,536,000

            Deferred tax liabilities:
              Prepaid lease operating expenses             (475,000)
              Book over tax basis of oil and gas         (4,761,000)
               properties
              Gross deferred tax liabilities             (5,236,000)

            Net deferred tax assets                         300,000
            Valuation allowance                            (300,000)
                                                        -----------
                                                        $         0
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

     CAPITALIZED COSTS - The aggregate amounts of capitalized costs relating to oil and gas producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1996 were as follows:

                                                              1996
                                                         ------------
              Proved properties                           $39,858,000
              Less:  Accumulated depreciation,
                     depletion, and amortization           (3,567,000)
                                                          -----------
              Net oil and gas properties                  $36,291,000
                                                          ===========

     COSTS INCURRED - Costs, capitalized and expensed, incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 1996 were as follows:

                                                             1996
                                                          -----------
              Property acquisition                        $35,347,425
              Development costs                             1,177,327
                                                          -----------
              Total costs incurred                        $36,524,752
                                                          ===========

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

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1996:

                                                          1996
                                                 ----------------------
                                                    Bbls         Mcf
                                                 ---------   ----------
              Proved Reserves:
              Beginning of year                    711,000   18,698,000
              Revisions of previous estimates      222,000   10,276,000
              Purchases of reserves in place       639,000   42,633,000
              Production                          (164,000)  (3,404,000)
              Sales of reserves in place          (250,000)  (3,669,000)
                                                 ---------   ----------
              End of year                        1,158,000   64,534,000
                                                 =========   ==========

              Proved Developed:
              Beginning of year                    642,000    5,093,000
              End of year                        1,135,000   47,485,000

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

                                       December 31, 1996  December 31, 1995
                                       -----------------  -----------------
     Cash Flows Relating to
      Proved Reserves:
     Future cash inflows                    $199,166         $ 43,824
     Future production costs                 (73,976)         (16,646)
     Future development costs                 (9,645)         (11,030)
     Future income tax expense               (30,919)             (68)
                                             -------          -------
                                              84,626           16,080
     Ten percent annual discount factor      (35,543)          (7,901)
                                             -------          -------
     Standardized Measure of Discounted
        Future Net Cash Flows               $ 49,083         $  8,179
                                             =======          =======

          The following table sets forth changes in the standardized measure of discounted future net cash flows (in thousands):

                                          December 31, 1996  December 31, 1995
                                          -----------------  -----------------
     Standardized measure of discounted
      future cash flows-beginning of           $ 8,179            $  -
      period
     Sales of oil and gas produced, net of
      operating expenses                        (5,579)              (691)
     Purchases of reserves-in-place             30,930             16,007
     Sales of reserves-in-place                 (3,598)              (496)
     Revisions of previous quantity
      estimates and changes in sales
      prices and production costs               18,333             (7,381)
     Accretion of discount                         818                740
                                               -------            -------
     Standardized measure of discounted
      future cash flows-end of period          $49,083            $ 8,179
                                               =======            =======

                            William S. Clarke, P.A.
                                Attorney-At-Law
                     457 North Harrison Street - Suite 103
                          Princeton, New Jersey 08540
                                  __________

                          Telephone:  (609) 921-3663
                             Fax:  (609) 921-3933



                                   April 29, 1997


Securities and Exchange Commission
450 Fifth Street Northwest
Washington, DC  20549

          Re:  GOTHIC ENERGY CORPORATION
               FILE NO. 0-19753
               AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 1996

Gentlemen:

     On behalf of the above Registrant and pursuant to Section 13 of the Securities Exchange Act of 1934, and the rules and regulations thereunder, there is filed herewith Amendment No. 1 to the above Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. The Report amends Items 6 and 7 in response to the staff's letter of comment dated April 18, 1997. Changes to those Items reflected in the Amendment have been marked. A letter explaining the Registrant's response to that letter accompanies the filing of Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-23239) which has also been filed with the Commission today.

     Please do not hesitate to contact the undersigned, if the staff should have any further questions or comments.

                                   Very truly yours,



                                   William S. Clarke

WSC/cw
cc:  Gothic Energy Corporation