Form 10QSB
period 1997-03-31
GOTHIC ENERGY CORP
filed 1997-05-15
CIK 878482

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                      or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period from          to         .
                                       --------    -------

                        Commission file number 0-19753

    ----------------------------------------------------------------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 14, 1997, 13,070,857 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                          PAGE
  Item 1 - Financial Statements

  Consolidated Unaudited Balance Sheets
  March 31, 1997 and December 31, 1996 ..................................   3

  Consolidated Unaudited Statements of Operations
  Three Months ended March 31, 1997 and 1996 ............................   4

  Consolidated Unaudited Statements of Cash Flows
  Three Months ended March 31, 1997 and 1996 ............................   5

  Notes to Unaudited Consolidated Financial Statements ..................   6

  Report of Review by Independent Accountants ...........................  10

  Item 2 - Management's Discussion and Analysis

  Management's Discussion and Analysis or Plan of Operations ............  11


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K .............................  17


  Signatures.............................................................  18


                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        March 31,            December 31,
                              ASSETS                                       1997                   1996
                              ------                               ------------------     ------------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                         $       189,237        $       206,648
  Oil and gas receivables                                                 3,164,080              2,802,140
  Receivable from officers and employees                                     77,040                 51,932
  Stock subscription receivable                                             300,000                   -
  Assets held for sale                                                         -                   209,740
  Other                                                                     132,969                 78,786
                                                                       ------------           ------------

  Total current assets                                                    3,863,326              3,349,246

Property and equipment:
  Oil and gas properties on full cost method:
    Properties being amortized                                           58,279,225             39,857,665
    Unproved properties not subject to amortization                       1,768,000                   -
  Gas gathering system                                                    5,045,500                   -
  Equipment, furniture and fixtures                                         338,321                328,492
  Accumulated depreciation and depletion                                 (4,871,614)            (3,636,414)
                                                                       ------------           ------------
Property and equipment, net                                              60,559,432             36,549,743

Other assets, net                                                         3,187,645              1,566,894
                                                                       ------------           ------------

Total assets                                                        $    67,610,403        $    41,465,883
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable trade                                            $     1,498,871        $     1,336,854
  Revenues payable                                                        2,342,527              1,978,221
  Accrued liabilities                                                       457,949                512,400
  Notes payable                                                          14,500,000                   -
  Current portion long-term debt                                          5,711,446              5,927,660
                                                                       ------------           ------------

  Total current liabilities                                              24,510,793              9,755,135

Long-term debt                                                           25,728,000             15,854,000

Gas imbalance liability                                                   1,114,834              1,025,266

Stockholders' equity:
  Preferred stock, par value $.05, authorized 500,000 shares;
    issued and outstanding 5,540 shares                                         277                    277
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 12,870,857 and 12,381,857 shares                 128,709                123,819
  Additional paid in capital                                             33,527,171             32,530,561
  Accumulated deficit                                                   (17,399,381)           (17,823,175)
                                                                       ------------           ------------

  Total stockholders' equity                                             16,256,776             14,831,482
                                                                       ------------           ------------

Total liabilities and stockholders' equity                          $    67,610,403        $    41,465,883
                                                                       ============           ============


                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   For the three months ended
                                                                            March 31,
                                                               ---------------------------------
                                                                    1997               1996
                                                               --------------     --------------
Revenues:
  Oil and gas sales                                             $ 4,706,818        $ 1,608,216
  Gas system revenues                                             1,269,000               -
  Well operations                                                   306,453            161,213
  Interest and other income                                          17,243              1,157
                                                                -----------        -----------

    Total Revenues                                              $ 6,299,514          1,770,586

Costs and expenses:
  Lease operating expenses                                        1,700,130            883,097
  Gas system expenses                                             1,103,000               -
  Depreciation, depletion and amortization                        1,235,200            626,367
  General and administrative expense                                547,618            406,307
  Provision for impairment of oil and gas properties                   -             5,050,000
                                                                -----------        -----------


Operating income (loss)                                           1,713,566         (5,195,185)
Interest expense                                                  1,185,897            321,545
                                                                -----------        -----------

Income (loss) before income taxes and extraordinary item        $   527,669        $(5,516,730)

Income tax benefit                                                     -             2,992,547
                                                                -----------        -----------

Income (loss) before extraordinary item                             527,669         (2,524,183)

Loss on early extinguishment of debt                                   -             1,432,973
                                                                -----------        -----------

Net income (loss)                                               $   527,669        $(3,957,156)

Preferred dividend                                                  103,875             69,250
                                                                -----------        -----------

Net income (loss) available for common shares                   $   423,794        $(4,026,406)
                                                                ===========        ===========

Income (loss) per common share, primary and fully diluted       $       .03        $      (.42)
                                                                ===========        ===========

Weighted average common shares outstanding                       13,375,462          9,673,237
                                                                ===========        ===========


                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the three months ended
                                                                              March 31,
                                                              -----------------------------------------
                                                                     1997                   1996
                                                              ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                             $    527,669            $ (3,957,156)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation, depletion and amortization                         1,235,200                 626,367
  Amortization of discount and loan costs                            379,959                   -
  Provision for impairment of oil and gas properties                    -                  5,050,000
  Deferred income tax benefit                                           -                 (2,992,547)
  Loss on early extinguishment of debt                                  -                  1,432,973

Changes in assets and liabilities:
  Increase in accounts receivable                                   (387,048)               (247,533)
  (Increase) decrease in other current assets                        (54,183)                 40,653
  Increase in accounts and revenues payable                          526,323                  81,904
  Decrease in accrued liabilities                                   (158,326)               (670,856)
  Decrease in gas imbalance payable                                 (173,432)                   -
  Decrease in other assets                                              -                    205,700
                                                                ------------            ------------

Net cash provided by operating activities                       $  1,896,162            $   (430,495)

Net cash used by investing activities:
  Proceeds from sale of investment                                      -                    200,000
  Proceeds from collection on note receivable                           -                    123,000
  Proceeds from sale of property and equipment                       220,006                   5,962
  Purchase of property and equipment                             (24,590,269)               (220,939)
  Property development                                              (410,886)               (126,431)
  Acquisition of business, net of cash acquired                         -                (17,592,973)
                                                                ------------            ------------

Net cash used by investing activities                           $(24,781,149)           $(17,611,381)

Cash flows from financing activities:
  Proceeds from short-term debt                                   14,500,000                   -
  Payment of short-term debt                                            -                 (1,560,000)
  Proceeds from long-term debt                                    31,668,000              11,000,000
  Payment of long-term debt                                      (21,985,214)             (6,913,258)
  Proceeds from sale of common stock, net                               -                 13,141,368
  Proceeds from sale of preferred stock, net                            -                  3,997,430
  Proceeds from exercise of common stock warrants                     25,000                   -
  Payment of loan fees                                            (1,343,209)                  -
  Other                                                                2,999                (192,903)
                                                                ------------            ------------

Net cash provided by financing activities                       $ 22,867,576            $ 19,472,637

Net change in cash and cash equivalents                              (17,411)              1,430,761

Cash and cash equivalents, beginning of period                       206,648                 157,559
                                                                ------------            ------------

Cash and cash equivalents, end of period                        $    189,237            $  1,588,320
                                                                ============            ============

Supplemental disclosure of interest paid                        $    805,939            $    321,545
                                                                ============            ============


                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 GENERAL AND ACCOUNTING POLICIES

         Business - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Gothic Gas Corporation ("Gothic Gas"), since its inception in 1997. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, Arkansas and Kansas.

         Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1996 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. The results of operations for the periods represented are not necessarily indicative of the results of operations to be expected for the full year.

         Impact Of Financial Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS

         Norse Acquisition - On December 11, 1996, the Company entered into a purchase and sale agreement with Norse Exploration, Inc., and Norse Pipeline, Inc. (collectively, "Norse"), to acquire various working interests in 11 oil and gas producing properties and a 40.09% interest in the related Sycamore Gas System (the "Sycamore System"), an Oklahoma gathering system, processing plant and storage facility. The oil and gas wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50. The estimated fair value of such warrants at the date of acquisition was approximately $254,000. The Company paid a deposit of $1,075,000 toward the purchase price in December 1996.

         Huffman Acquisition - The Company also, on December 13, 1996 entered into a purchase and sale agreement with H. Huffman & Company ("Huffman"), an Oklahoma limited partnership, to acquire various working interests in 13 oil and gas producing properties and an additional 10.97% interest in the Sycamore System. The oil and gas wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000, of which the Company paid a deposit of $287,500 toward the purchase price in December 1996.

         Horizon Acquisition - The Company also entered into a purchase and sale agreement on January 22, 1997, with Horizon Gas Partners, L.P. and HSRTW, Inc. (collectively, "Horizon"), to acquire various working and royalty interests in approximately 100 oil and gas producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

     The effective date of all three of the above acquisitions was January 1, 1997 with the formal closing of the transactions occurring on February 18, 1997.

     Evergreen Acquisition - On March 13, 1996, the Company also entered into a purchase and sale agreement with Evergreen Investments, Inc.("Evergreen"), to acquire various working interests in three oil and gas producing properties and an additional 4.17% interest in the Sycamore System effective January 1, 1997. The oil and gas wells are located in the same producing area of the Norse and Huffman acquisitions. The total purchase price for the assets acquired was $733,316.

NOTE 3.  FINANCING ACTIVITIES

     Long-Term Debt

     On February 17, 1997, the Company and Bank One, Texas, N.A., entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of March 31, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $32,000,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

     On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997 Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000 loan fee to Bank One. The terms of the Credit Facility currently provide for payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest on the borrowing base loan is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate (9.25% at March 31, 1997) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. Interest on the Special Advance Facility is payable at the rate of 3% over the lending bank's base rate. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. At March 31, 1997, the Company did not have the required hedge contracts in place as required by the Credit Facility; however, the Company asked for and received a waiver from Bank One of the covenant requiring hedges covering the specified amount of oil and gas production described above.

Since March 31, 1997, the Company has met the required hedging requirements, and is now in compliance. The Company also asked for and received a waiver from Bank One for the 1.0 to 1.0 current ratio covenant as the Company was not in compliance with this covenant at March 31, 1997.

     Notes Payable

     In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matured on April 18, 1997, however, the Company has made an agreement with the lender to extend the maturity date to July 31, 1997 for additional consideration of 100,000 shares of the Company's common stock. The remaining $2,000,000 bears interest at 12% per annum and matures on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan, on May 13, 1997, the Company agreed to issue an additional 100,000 shares of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 per share. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

             It is the Company's intention to pay these notes prior to their maturity dates, using proceeds from the Credit Facility or other debt or equity financing, however, should the notes not be paid prior to maturity they would convert into approximately 2,597,000 shares of the Company's common stock based on the trading prices of the stock on March 31, 1997. In addition, if the Company is unable to repay the Bridge Financing Notes, a premium attributable to the conversion discount will be recognized as additional interest expense of approximately $1,500,000 based on the March 31, 1997 market price. Management currently believes that funds will be obtained to repay the Bridge Financing Notes prior to conversion, and accordingly, the contingent loan has not been recorded in the March 31, 1997 financial statements.

NOTE 4.  STOCKHOLDERS' EQUITY

     During the period ending March 31, 1997, the Company issued 25,000 shares of its common stock upon conversion of outstanding warrants. The warrants entitled the holders to purchase an aggregate of 25,000 shares of the Company's common stock at a price of $1.00 per share.

     Also, during the first quarter of 1997, the Company issued an additional aggregate of 300,000 shares of the Company's common stock at a price of $1.00 per share on exercise of outstanding warrants. The cash related to these shares was collected by the Company in April of 1997.

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


NOTE 6.  SUBSEQUENT EVENTS

     On April 16, 1997, the Company announced that it had signed a letter of intent with Pittencrieff Resources plc, a U.K. company, for the Company to make an offer to purchase, in accordance with the Takeover Code of the United Kingdom, all of the outstanding capital stock of Pittencrieff. The making of the offer is subject to various conditions including, among others, the completion by the Company of acquisition financing. The aggregate purchase price for the shares, assuming all shares are tendered, is (Pounds)34.5 million (UK) (approximately $56,342,000 US, based on exchange rates in effect on April 16, 1997), or 60 pence (UK) (approximately $0.979 US) per share. Pittencrieff is an oil and gas exploration and production company with various interests in approximately 1,600 producing oil and gas wells in the United States and Canada. Pittencrieff is the operator of approximately 330 of these wells.

     On April 12, 1997, the Company entered into a purchase and sale agreement with Fina Oil and Chemical Company ("Fina") to purchase various working interests in 20 oil and gas producing properties. The producing properties are located in Beaver County, Oklahoma and Clark County, Kansas. The purchase price was $3,350,000, with closing to take place on May 15, 1997. The effective date of this acquisition was March 1, 1997, at which time the Company will assume operations of all 20 producing properties.

                         INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Stockholders:

         We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet form which it has been derived.




COOPERS & LYBRAND, L.L.P.


Tulsa, Oklahoma
May 13, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

Results of Operations
---------------------

     Quarter Ended March 31, 1997 Compared with Quarter Ended March 31, 1996

     Revenues were $6,299,514 for the three months ended March 31, 1997, as compared to $1,770,586 for the three months ended March 31, 1996. Oil and gas sales for the three months ended March 31, 1997 increased to $4,706,818, with $880,895 from oil sales and $3,825,923 from gas sales, as compared to oil and gas sales of $1,608,216 for the three months ended March 31, 1996, with $676,550 from oil sales and $931,666 from gas sales. Of this $3,098,602 increase in oil and gas sales, approximately $21,000 and $1,721,000 related to increases in volumes of oil and gas sold, respectively, and $182,000 and $1,175,000 related to increases in the average prices of oil and gas sold, respectively. The increase in volumes of gas sold resulted primarily from the 1996 acquisitions of Comstock, Athena and Various Working Interest Owners and the 1997 acquisitions of Norse, Horizon, Huffman and Evergreen. Oil sales for the first quarter of 1997 were based on the sale of 36,936 barrels at an average price of $23.85 per barrel as compared to 35,807 barrels at an average price of $18.89 per barrel in the first quarter of 1996. Gas sales in the first quarter of 1997 were based on the sale of 1,409,931 mcf at an average price of $2.71 per mcf compared to 494,401 mcf at an average price of $1.88 per mcf in the first quarter of 1996. Also included in the Company's revenue total for the quarter ended March 31, 1997 is $1,269,000 related to sales of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility acquired effective January 1, 1997.

     The Company incurred lease operating expenses for the three months ended March 31, 1997 of $1,700,130 compared with lease operating expenses of $883,097 for the three months ended March 31, 1996. Lease operating expenses include approximately $300,468 and $78,765 in production taxes which the Company incurred from its share of production in the first quarter of 1997 and 1996, respectively. The increase in lease operating expenses is a result of the Comstock and Athena acquisitions during 1996 and the Norse, Huffman, Horizon and Evergreen acquisitions during 1997. Lease operating expenses as a percentage of oil and gas sales were 36% in the first quarter of 1997 as compared to 55% in the first quarter of 1996 due primarily to the increase in oil and gas prices in 1997. The Company also incurred $1,103,000 in operating costs associated with the Sycamore System during the quarter ended March 31, 1997.

     Depreciation, depletion and amortization expense was $1,235,200 for three months ended March 31, 1997 as compared to $626,367 for the three months ended March 31, 1996. The increase resulted primarily from the increased production associated with the Comstock and Athena acquisitions during 1996 and the Norse, Huffman, Horizon and Evergreen acquisitions during 1997 and depreciation on the Company's interest in the Sycamore System acquired in January 1997.

     General and administrative costs were $547,618 for three months ended March 31, 1997, as compared to $406,307 for three months ended March 31, 1996. This increase was primarily the result of legal and accounting costs associated with the Company's public reporting requirements increasing by approximately $66,000 and outside consulting costs of approximately $58,000 associated with the addition of the Norse, Horizon and Huffman properties.

     During the first quarter of 1996, the Company recorded a $5,050,000 pre-tax provision for impairment of oil and gas properties, primarily related to properties acquired in the Buttonwood Acquisition. Such provision resulted from a full cost ceiling write-down as of March 31,1996 and was reflected in the balance sheet as a reduction of the cost of oil and gas properties. As a result of the $5,050,000 impairment provision and an aggregate of $2,850,000 of acquisition deposits written off, the Company recorded a tax benefit of $2,992,547 which offset the deferred tax liability related to the acquired Buttonwood oil and gas properties. The Company also recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, associated with the repayment of the Stratum loan.

     Interest and financing costs were $1,185,897 for the three months ended March 31, 1997 as compared to $321,545 for the three months ended March 31, 1996. The increase was primarily the result of the Company's amending and restating its debt with Bank One during the first quarter of 1997. The Company incurred interest costs of $758,066 with Bank One, Texas, N.A., $41,000 related to the Bridge Financing, $379,959 as amortization of loan discount costs and $6,872 with other parties.

     During the three months ended March 31, 1997, the Company spent $410,886 on capital enhancements and $24,590,269 on acquiring additional producing properties, as compared to $126,431 and $17,813,912 spent on capital enhancements and property acquisitions, respectively, during 1996. The increase in 1997 was primarily due to the Norse, Horizon, Huffman and Evergreen Acquisitions. The Company also incurred $103,875 in preferred dividends on its 7 1/2% Cummulative Convertible Preferred Stock during the three months ended March 31, 1997.

Capital Resources and Liquidity
-------------------------------

General
-------

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

     Thereafter, throughout 1996, the Company completed the acquisition of various working interests in additional producing oil and gas properties. On May 16, 1996, the Company completed the Comstock Acquisition which included various working interests in 145 producing oil and gas properties for consideration of $6,430,195 and on May 20, 1996 it completed the Stratum Acquisition including the 7% overriding royalty interest in the Johnson Ranch Acquisition properties for $800,000. It expended $3,270,000 for the acquisition of various working interests in approximately 120 wells from various sellers on August 5, 1996 and on December 27, 1996 it completed the Athena Acquisition for $4,200,000.

Acquisition Financing
---------------------

     Financing for the acquisitions completed subsequent to the January 1996 Transactions was provided under the terms of the Credit Facility, as amended.

---------------------------------

     On December 11, 1996, the Company entered into a purchase and sale agreement with Norse Exploration, Inc., and Norse Pipeline, Inc. (collectively, "Norse"), to acquire various working interests in 11 oil and gas producing properties and a 40.09% interest in the related Sycamore Gas System (the "Sycamore System"), an Oklahoma gathering system, processing plant and storage facility. The oil and gas wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50. The estimated fair value of such warrants at the date of acquisition was approximately $254,000. The Company paid a deposit of $1,075,000 toward the purchase price in December 1996.

     On December 13, 1996, the Company entered into a purchase and sale agreement with H. Huffman & Company ("Huffman"), an Oklahoma limited partnership, to acquire various working interests in 13 oil and gas producing properties and an additional 10.97% interest in the Sycamore System. The oil and gas wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000, of which the Company paid a deposit of $287,500 toward the purchase price in December 1996.

     On January 22, 1997, the Company also entered into a purchase and sale agreement with Horizon Gas Partners, L.P. and HSRTW, Inc. (collectively, "Horizon"), to acquire various working and royalty interests in approximately 100 oil and gas producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

     All three transactions were effective January 1, 1997 with the formal closing of the transactions occurring on February 18, 1997.

     Of the deposits paid to the sellers under these agreements, aggregating $1,362,500, $1,291,295, were paid out of the proceeds from borrowings in December 1996 from Bank One, Texas, N.A., and the financing to complete these transactions was provided by the Credit Facility and the bridge financing described below.

     On February 17, 1997, the Company and Bank One, Texas, N.A., entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of March 31, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $32,000,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

     On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997 Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000 loan fee to Bank One. The terms of the Credit Facility currently provide for payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest on the borrowing base loan is payable, at the option of the Company, either at the rate of

1% over the lending bank's base rate (9.25% at March 31, 1997) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. Interest on the Special Advance Facility is payable at the rate of 3% over the lending bank's base rate. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company
(i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) and to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. At March 31, 1997, the Company did not have the required hedge contracts in place as required by the Credit Facility; however, the Company asked for and received a waiver from Bank One of the covenant requiring hedges covering the specified amount of oil and gas production described above. Since March 31, 1997, the Company has met the required hedging requirements, and is now in compliance. The Company also asked for and received a waiver from Bank One for the 1.0 to 1.0 current ratio covenant as the Company was not in compliance with this covenant at March 31, 1997.

         Under the terms of the Credit Facility, the Company is prohibited from paying dividends on its Common Stock. In addition, so long as 3,145 shares of 7-1/2% Cumulative Preferred Stock are outstanding, the Company is restricted from paying any dividends on its Common Stock.

         In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matured on April 18, 1997, however, the Company has made an agreement with the lender to extend the maturity date to July 31, 1997 for additional consideration of 100,000 shares of the Company's common stock. The remaining $2,000,000 bears interest at 12% per annum and matures on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan on May 13, 1997, the Company agreed to issue an additional 100,000 shares of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 per share.

Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

             It is the Company's intention to pay these notes prior to their maturity dates, using proceeds from the Credit Facility or other debt or equity financing, however, should the notes not be paid prior to maturity they would convert into approximately 2,597,000 shares of the Company's common stock based on the trading prices of the stock on March 31, 1997. In addition, if the Company is unable to repay the Bridge Financing Notes, a premium attributable to the conversion discount will be recognized as additional interest expense of approximately $1,500,000 based on the March 31, 1997 market price. Management currently believes that funds will be obtained to repay the Bridge Financing Notes prior to conversion, and accordingly, the contingent loan discount has not been recorded in the March 31, 1997 financial statements.


         At March 31, 1997, the Company had total current assets of $3,863,326 including cash of $189,237 and total current liabilities of $24,510,793 including notes payable and current portions of long-term debt of $20,211,446. As a result of amending the Credit Facility in February 1997, the Company's debt service requirements under the Credit Facility and related Special Advance for April through March, 1998 will be $15,700,000. Further, the $2,500,000 and $2,000,000 Bridge Notes will convert to common stock if not repaid by July 31, 1997 and October 31, 1997, respectively. While management expects the acquisitions in late 1996 and in early 1997 to increase cash flows from oil and gas production, such cash flows are not expected to be adequate to meet debt service requirements and to pay other current obligations. Accordingly, the Company will be required to either modify the terms of the restated Credit Facility or obtain other financing.

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


Cash Flow
---------

         Net cash provided by operations increased to $1,896,162 for the quarter ended March 31, 1997 as compared to net cash used of $430,495 for the same period in 1996, primarily due to the cash flows generated from the 1996 and 1997 Acquisitions. The improved operating cash flows of the first quarter of 1997 of $1,896,162 relate primarily to an increase in net income to $527,669 adjusted for non cash charges.

     The Company used $24,781,149 of net cash in investing activities for the quarter ended March 31, 1997 compared to net cash used of $17,611,381 for the same period in 1996. This was primarily due to the acquisitions of Norse, Horizon, Huffman and Evergreen for $24,119,320, a $200,000 downpayment made as part of the pending Fina Acquisition and oil and gas property enhancements in the amount of $410,886.

     Net cash provided by financing activities for the quarter ended March 31, 1997 was $22,867,576 compared to $19,472,637 provided in 1996. The March 31,
1997 amount includes proceeds from short and long-term debt of $46,168,000, less repayments of $21,985,214 on long-term debt and the payment of $1,343,209 in loan costs.


     Cautionary Statement - Reference is made to the Cautionary Statement for
                            -------------------------------------------------
Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
-----------------------------------------------------------------------------
Reform Act of 1995 contained in the Company's Annual Report on Form 10-KSB for
------------------
the year ended December 31, 1996, which Cautionary Statement is incorporated herein by reference.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits:

                    15 - Letter Regarding Unaudited Interim Financial
                    Information

                    27 - Financial Data Schedule

           (b)      Reports on Form 8-K

                    During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 18, 1997 in response to Items 2 and 7 thereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOTHIC ENERGY CORPORATION



Date:  May 14, 1997            By:      /s/ Michael Paulk
                                        ----------------------------------------
                                        MICHAEL PAULK,
                                        President, Chief Executive Officer



Date:  May 14, 1997            By:      /s/ Andrew McGuire
                                        ----------------------------------------
                                        ANDREW MCGUIRE,
                                        Controller