Form 10QSB/A
period 1996-03-31
GOTHIC ENERGY CORP
filed 1997-06-06
CIK 878482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                 FORM 10-QSB/A

                                AMENDMENT NO. 2


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

                                 FORM 10-QSB/A
                                AMENDMENT NO. 2

                                 INTRODUCTION


This amendment to Items 1 and 2 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended March 31, 1996 includes changes from the previous filing to reflect an imputed dividend of $143,896 on the Company's 7 1/2% Cumulative Convertible Preferred Stock for the period.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1  -  FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     March 31, 1996 and December 31, 1995                                      3

     Consolidated Unaudited Statements of Operations
     Three Months ended March 31, 1996 and 1995                                4

     Consolidated Unaudited Statements of Cash Flows
     Three Months ended March 31, 1996 and 1995                                5

     Notes to Unaudited Consolidated Financial Statements                      6

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or
     Plan of Operations                                                        9


PART II - OTHER INFORMATION                                                 PAGE

     Signatures                                                               12




                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                                                    March 31,        December 31,
                          ASSETS                                       1996              1995
                          ------                                  ------------      ------------
Current assets:
   Cash and cash equivalents                                       $  1,588,320      $    157,559
   Oil and gas receivable                                             1,740,007           295,344
   Receivable from officers and
     employees                                                           18,857            16,459
   Other                                                                 51,104            74,697
                                                                   ------------      ------------
     Total current assets                                             3,398,288           544,059

Property and equipment:
  Oil and gas properties on full cost method                         24,453,290         8,640,480
  Equipment, furniture and fixtures                                     254,260           135,807
  Accumulated depreciation and depletion                             (1,396,414)         (780,414)
                                                                   ------------      ------------

  Property and equipment, net                                        23,311,136         7,995,873

Notes receivable:
  Affiliate                                                              -                123,000
  Other                                                                  61,648            61,648
Investment                                                               -                200,000
Other assets, net                                                     1,622,842           377,541
                                                                   ------------      ------------

Total assets                                                       $ 28,393,914      $  9,302,121
                                                                   ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable trade                                          $  1,190,587      $  1,019,543
   Oil and gas revenue payable                                        1,312,294            94,841
   Accrued liabilities                                                  268,605           516,176
   Notes payable                                                         25,000         2,900,000
   Current portion long-term debt                                     2,220,000         2,220,000
                                                                   ------------      ------------

Total current liabilities                                             5,016,486         6,750,560

Long-term debt                                                        8,353,120         3,025,573

Gas imbalance liability                                               1,189,956            -

Stockholders' equity:
   Preferred stock, par value $.05,
      authorized 500,000 shares; issued and outstanding
      5,540  shares                                                        277            -
   Common stock, par value $.01, authorized 30,000,000
      shares; issued and outstanding 12,236,657 and
      5,501,785 share                                                   122,367            55,018
   Additional paid in capital                                        32,376,276        13,965,236
   Accumulated deficit                                              (18,664,568)      (14,494,266)
                                                                   ------------      ------------
   Total stockholders' equity                                        13,834,352          (474,012)
                                                                   ------------      ------------
Total liabilities and
  stockholders' equity                                             $ 28,393,914      $  9,302,121
                                                                   ============      ============


                            See accompanying notes


                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           1996          1995
                                                       -----------   ------------
Revenues:
  Oil and gas sales                                    $  1,608,216  $   137,527
  Well operations                                           161,213          -
  Interest and other income                                   1,157        3,302
                                                       ------------  -----------
  Total revenues                                          1,770,586      140,829

Costs and expenses:
  Lease operating expenses                                  883,097       86,469
  Depletion, depreciation and amortization                  626,367       60,900
  Selling, general and administrative expense               406,307      232,934
  Provision for impairment of oil and gas properties      5,050,000      486,000
                                                       ------------  -----------

Operating loss                                           (5,195,185)    (725,474)
Interest expense                                            321,545       49,310
                                                       ------------  -----------

Loss before income taxes and extraordinary item        $ (5,516,730) $  (774,784)

Income tax benefit                                        2,992,547        -
                                                       ------------  -----------

Loss before extraordinary item                           (2,524,183)    (774,784)

Loss on early extinguishment of debt                      1,432,973        -
                                                       ------------  -----------

Net loss                                               $ (3,957,156) $  (774,784)

Preferred dividend                                           69,250        -

Preferred dividend - amortization of preferred
 discount                                                   143,896            -
                                                       ------------  -----------
Net loss available for common shares                   $ (4,170,302) $  (774,784)
                                                       ============  ===========

Loss per common share before extraordinary item (A)            (.28)        (.24)
                                                       ============  ===========
Loss per common share                                  $       (.43) $      (.24)
                                                       ============  ===========

Weighted average common shares outstanding                9,673,237    3,187,777
                                                       ============  ===========

(A) Loss per common share before extraordinary item is computed after giving effect to the preferred dividends, both actual and imputed.


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

     PREFERRED STOCK OFFERING - On January 30, 1996 the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The financing included 1,290 shares issued to Quest in exchange for $1,290,000 principal amount of a note. The remaining 4,250 shares were sold for an aggregate cash price of $4,250,000. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock issued are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock of $2.00, if calculated as of March 31, 1996.
On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock would be issuable on conversion. Due to the fact that the preferred stock is convertible into the Company's common stock at a discount from market, the Company has computed an imputed dividend of $791,429, which is based on the common stock market value of $2.00 per share at the date of issuance and a 12 1/2% discount. The discount is being accreted as an imputed dividend through December 31, 1996 and accordingly affects income <loss> available for common shares.

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

     Management of the Company evaluates oil and gas reserve acquisition opportunities in the light of many factors, only a portion of which may be reflected in the amount of proved oil and gas reserves proposed to be acquired. In determining the purchase price to be offered, the Company does not solely rely on proved oil and gas reserves nor the value of such reserves, as defined and determined in accordance with Regulation S-X Rule 4-10. Factors considered include, among others, the probable reserves of the interests inteneded to be acquired, anticipated efficiencies and cost reductions that can be made in operating the producing properties, additional reserves that management believes can be proven relatively inexpensively based on management's knowledge of the area where the interests are located and existing producing properties owned by the Company. Management does not necessarily conclude that an acquisition is not favorable because there may be a full cost ceiling write-down associated with it (in fact the Company does not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and year end for all of the Company's properties included in its cost center and is based on prices for oil and gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions) but will review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of oil and gas, future prices for oil and gas, the factors described above as well as other factors that may relate to the specific properties under review. Accordingly, although the Company does not anticipate any further full cost ceiling write-downs which may be indirectly attributed to the Buttonwood Acquisition, the Company may, however, experience ceiling test write-downs in the future arising out of other acquisitions.

     Interest and financing costs increased $272,235, to $321,545 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is the result of interest costs related to the financing used by the Company to acquire oil and gas properties.

     The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $69,250 in preferred dividends and $143,896 in amortization of preferred discount on its 7 1/2% cumulative preferred stock during the period.

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

     Pursuant to the Preferred Stock Financing, the Company issued and sold 5,540 shares of its 7 1/2% Cumulative Convertible Preferred Stock for an aggregate consideration of $5,540,000, of which $4,250,000 was paid in cash, and $1,290,000 was paid by Quest by exchange of $1,290,000 of outstanding principal amount of indebtedness held by Quest for 1,290 shares. The proceeds were used by the Company, together with the net proceeds from the offering and the Credit Facility, for the balance of the purchase price of the Buttonwood Acquisition and to repay indebtedness and expenses of the 1996 Transactions. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock are convertible, commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lesser of (i) $2.00 or (ii) a price equal to the average of the closing prices of the Company's Common Stock during the 30 business days prior to the day the shares are converted less a discount of 12 1/2%. The number of shares of Common Stock to be issued on conversion is determined by multiplying the number of shares of 7 1/2% Cumulative Convertible Preferred Stock to be converted by $1,000 and dividing the result by the conversion price in effect. The shares pay a cumulative preferred dividend of 7 1/2% of the stated value per annum payable semi-annually. The shares of 7 1/2% Cumulative Convertible Preferred Stock have no voting rights. In addition, due to the fact that the preferred stock is convertible into the Company's common stock at a discount from market, the Company has computed an imputed dividend of $791,429, which is based on the common stock market value of $2.00 per share at the date of issuance and a 12 1/2% discount. The discount is being accreted as an imputed dividend through December 31, 1996 and accordingly affects income <loss> available for common shares.

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


                           GOTHIC ENERGY CORPORATION


DATE: MAY 30, 1997                      BY: /S/ MICHAEL PAULK
                                            -----------------
                                            MICHAEL PAULK,
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE: MAY 30, 1997                      BY: /S/ ANDREW MCGUIRE
                                            ------------------
                                            ANDREW MCGUIRE,
                                            CONTROLLER