Form 10QSB/A
period 1996-06-30
GOTHIC ENERGY CORP
filed 1997-06-06
CIK 878482

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
                       $.01 par value, were outstanding.

                                 FORM 10-QSB/A
                                AMENDMENT NO. 2

                                  INTRODUCTION


This amendment to Part 1, Items 1 and 2 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended June 30, 1996 includes changes from the previous filing to reflect an imputed dividend of $359,740 and $215,844 on the Company's 7 1/2% Cummulative Covertible Preferred Stock for the six months and quarter ended June 30, 1996, respectively.

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

                                                                         5/23/97

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                         June 30,      December 31,
                        ASSETS                             1996           1995
                                                      -----------     ------------
                                                       (unaudited)
Current assets:
   Cash and cash equivalents                           $   142,811     $   157,559
   Oil and gas receivable                                2,743,973         295,344
   Receivable from officers and
     employees                                              25,861          16,459
   Other                                                    77,934          74,697
                                                       -----------     -----------
     Total current assets                                2,990,579         544,059

Property and equipment:
  Oil and gas properties on full cost method            32,518,219       8,640,480
  Equipment, furniture and fixtures                        265,576         135,807
  Accumulated depreciation and depletion                (2,341,414)       (780,414)
                                                       -----------     -----------
  Property and equipment, net                           30,442,381       7,995,873

Notes receivable:
  Affiliate                                                 -              123,000
  Other                                                     61,648          61,648
Investment                                                  -              200,000
Other assets, net                                        1,660,752         377,541
                                                       -----------     -----------
Total assets                                           $35,155,360     $ 9,302,121
                                                       ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable trade                              $   712,037     $ 1,019,543
   Oil and gas revenue payable                           1,762,069          94,841
   Accrued liabilities                                     116,337         516,176
   Notes payable                                            25,000       2,900,000
   Current portion long-term debt                        4,033,895       2,220,000
                                                       -----------     -----------
Total current liabilities                                6,649,338       6,750,560

Long-term debt                                          13,073,696       3,025,573

Gas imbalance liability                                  1,189,956          -

Stockholders' equity:
   Preferred stock, par value $.05,
      authorized 500,000 shares; issued and outstanding
       5,540  shares                                           277          -
   Common stock, par value $.01, authorized 30,000,000
      shares; issued and outstanding 12,353,190
      and 5,501,785 shares                                 123,532          55,018
   Additional paid in capital                           32,890,587      13,965,236
   Accumulated deficit                                 (18,772,026)    (14,494,266)
                                                       -----------     -----------
   Total stockholders' equity                           14,242,370        (474,012)
                                                       -----------     -----------

Total liabilities and
  stockholders' equity                                 $35,155,360     $ 9,302,121
                                                       ===========     ===========

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       For the six months ended
                                                                June 30,
                                                      -------------------------
                                                          1996         1995
                                                      -----------  ------------
Revenues:
  Oil and gas sales                                   $ 4,343,126  $   487,033
  Well operations                                         483,865       12,104
  Interest and other income                                31,642        7,296
                                                      -----------  -----------

  Total revenues                                        4,858,633      506,433

Costs and expenses:
  Lease operating expenses                              2,059,735      275,071
  Depletion, depreciation and amortization              1,586,782      175,900
  Selling, general and administrative expense             818,324      457,421
  Provision for impairment of oil and gas properties    5,050,000      486,000
                                                      -----------  -----------

Operating loss                                         (4,656,208)    (887,959)
Interest expense                                          648,261      527,265
                                                      -----------  -----------

Loss before income taxes and extraordinary item       $(5,304,469) $(1,415,224)

Income tax benefit                                      2,992,547        -
                                                      -----------  -----------

Loss before extraordinary item                         (2,311,922)  (1,415,224)

Loss on early extinguishment of debt                    1,432,973        -
                                                      -----------  -----------

Net loss                                              $(3,744,895) $(1,415,224)

Preferred dividend                                        173,125        -

Preferred dividend - amortization of
 preferred discount                                       359,740        -
                                                      -----------  -----------

Net loss available for common shares                  $(4,277,760) $(1,415,224)
                                                      ===========  ===========
Loss per common share before
 extraordinary item (A)                                      (.26)        (.41)
                                                      ===========  ===========
Loss per common share                                 $      (.39) $      (.41)
                                                      ===========  ===========

Weighted average common shares outstanding             10,954,947    3,422,580
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


                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                       For the three months ended
                                                                June 30,
                                                       ---------------------------

                                                           1996           1995
                                                       -----------     -----------
REVENUES:
  Oil and gas sales                                    $ 2,734,910      $  349,506
  Well operations                                          322,652          12,104
  Interest and other income                                 30,485           3,994
                                                       -----------      ----------

  TOTAL REVENUES                                         3,088,047         365,604

COSTS AND EXPENSES:
  Lease operating expenses                               1,176,638         188,602
  Depletion, depreciation and amortization                 960,415         115,000
  Selling, general and administrative expense              412,017         224,487
                                                       -----------      ----------

  Operating income (loss)                                  538,977        (162,485)
  Interest expense                                         326,716         477,955
                                                       -----------      ----------

NET INCOME (LOSS)                                      $   212,261      $ (640,440)

PREFERRED DIVIDEND                                         103,875               -

PREFERRED DIVIDEND - AMORTIZATION OF
 PREFERRED DISCOUNT                                        215,844               -
                                                       -----------      -----------

NET LOSS AVAILABLE FOR COMMON SHARES                      (107,458)       (640,440)
                                                       ===========      ==========

LOSS PER COMMON SHARE                                  $     (0.01)     $    (0.17)
                                                       ===========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              12,295,564       3,774,713
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

  PREFERRED STOCK OFFERING - On January 30, 1996 the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. The financing included 1,290 shares issued to Quest in exchange for $1,290,000 principal amount of a note. The remaining 4,250 shares were sold for an aggregate cash price of $4,250,000. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock issued are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock of $2.00. On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock would be issuable on conversion. Due to the fact that the preferred stock is convertible into the Company's common stock at a discount from market, the Company has computed an imputed dividend of $791,429, which is based on the common stock market value of $2.00 per share at the date of issuance and a 12 1/2% discount. The discount is being accreted as an imputed dividend through December 31, 1996 and accordingly affects income (loss) available for common shares.

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

  The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $173,125 in preferred dividends and $359,740 in amortization of preferred discount on its 7 1/2% cumulative preferred stock during the six months ended June 30, 1996.

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

  The Company also recognized $103,875 in preferred dividends and $215,844 in amortization of preferred discount on its 7 1/2% cumulative preferred stock during the three months ended June 30, 1996.


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

  Pursuant to the Preferred Stock Financing, the Company issued and sold 5,540 shares of its 7 1/2% Cumulative Convertible Preferred Stock for an aggregate consideration of $5,540,000, of which $4,250,000 was paid in cash, and $1,290,000 was paid by Quest by exchange of $1,290,000 of outstanding principal amount of indebtedness held by Quest for 1,290 shares. The proceeds were used by the Company, together with the net proceeds from the offering and the Credit Facility, for the balance of the purchase price of the Buttonwood Acquisition and to repay indebtedness and expenses of the 1996 transactions. The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock are convertible, commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lesser of (i) $2.00 or
(ii) a price equal to the average of the closing prices of the Company's Common Stock during the 30 business days prior to the day the shares are converted less a discount of 12 1/2%. The number of shares of Common Stock to be issued on conversion is determined by multiplying the number of shares of 7 1/2% Cumulative Convertible Preferred Stock to be converted by $1,000 and dividing the result by the conversion price in effect. The shares pay a cumulative preferred dividend of 7 1/2% of the stated value per annum payable semi-annually. The shares of 7 1/2% Cumulative Convertible Preferred Stock have no voting rights. In addition, due to the fact that the preferred stock is convertible into the Company's common stock at a discount from market, the Company has computed an imputed dividend of $791,429, which is based on the common stock market value of $2.00 per share at the date of issuance and a 12 1/2% discount. The discount is being accreted as an imputed dividend through December 31, 1996 and accordingly affects income (loss) available for common shares.

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


                                   GOTHIC ENERGY CORPORATION


DATE:  MAY 29, 1997                   BY:    /S/ MICHAEL PAULK
                                      ------------------------------------
                                       MICHAEL PAULK,
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:  MAY 29, 1997                   BY:    /S/ ANDREW MCGUIRE
                                      ------------------------------------
                                       ANDREW MCGUIRE,
                                       CONTROLLER