Form 10QSB/A
period 1996-09-30
GOTHIC ENERGY CORP
filed 1997-06-06
CIK 878482

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

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

                                 INTRODUCTION


This amendment to Part 1, Items 1 and 2 of Gothic Energy Corporation's quarterly filing on Form 10-QSB for the quarterly period ended September 30, 1996 includes changes from the previous filing to reflect an imputed dividend of $575,584 and $215,844 on the Company's 7 1/2% Cumulative Convertible Preferred Stock for the nine months and quarter ended September 30, 1996, respectively.

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
                                                  ============    ============

   LIABILITIES AND STOCKHOLDERS'EQUITY
   -----------------------------------
CURRENT LIABILITIES:
  Accounts payable trade                          $  1,128,075    $  1,019,543
  Revenues payable                                   1,793,780          94,841
  Accrued liabilities                                  219,420         516,176
  Notes payable                                         25,000       2,900,000
  Current portion long-term debt                     5,068,202       2,220,000
                                                  ------------    ------------
  TOTAL CURRENT LIABILITIES                          8,234,477       6,750,560

LONG-TERM DEBT                                      13,672,436       3,025,573

GAS IMBALANCE LIABILITY                              1,186,273               -

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05,
   authorized 500,000 shares; issued
   and outstanding 5,540 shares                            277               -

  Common stock, par value $.01,
   authorized 100,000,000 shares; issued
   and outstanding 12,381,857 and
   5,501,785 shares                                    123,819          55,018
  Additional paid in capital                        33,106,144      13,965,236
  Accumulated deficit                              (18,875,749)    (14,494,266)
                                                  ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                        14,354,491        (474,012)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 37,447,677    $  9,302,121
                                                  ============    ============

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1996           1995
                                                     ----------    -----------
REVENUES:
  Oil and gas sales                                  $ 7,270,252   $ 1,221,664
  Well operations                                        754,160        38,563
  Interest and other income                               48,705         1,139
                                                     -----------   -----------
    TOTAL REVENUES                                     8,073,117     1,261,366

COSTS AND EXPENSES:
  Lease operating expenses                             3,481,114       728,961
  Depletion, depreciation and                          2,318,975       422,550
   amortization
  Selling, general and administrative                  1,250,484       719,383
   expense
  Provision for impairment of oil and                  5,050,000       486,000
   gas properties
  Provision for impairment of investment                       -       802,287
  Loss on termination of option                                -     1,850,000
                                                     -----------   -----------
Operating loss                                        (4,027,456)   (3,747,815)
Interest expense                                       1,061,017     1,282,680
                                                     -----------   -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      $(5,088,473)  $(5,030,495)

INCOME TAX BENEFIT                                     2,992,547             -
                                                     -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                        (2,095,926)   (5,030,495)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                   1,432,973             -
                                                     -----------   -----------

NET LOSS                                             $(3,528,899)  $(5,030,495)
                                                     ===========   ===========

PREFERRED DIVIDEND                                       277,000             -
Preferred dividend-amortization of
 preferred discount                                      575,584             -
                                                     -----------   -----------

NET LOSS AVAILABLE FOR COMMON SHARES                 $(4,381,483)  $(5,030,495)
                                                     ===========   ===========
Loss per common share before
 extraordinary item (A)                                     (.26)        (1.25)
                                                     ===========   ===========

LOSS PER COMMON SHARE                                $      (.38)  $     (1.25)
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            11,443,994     4,009,315
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

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    --------------------------
                                                        1996          1995
                                                    -----------    -----------
REVENUES:
  Oil and gas sales                                 $ 2,927,126    $   734,630
  Well operations                                       270,295         26,459
  Interest and other income                              17,063         (6,156)
                                                    -----------    -----------
    TOTAL REVENUES                                    3,214,484        754,933

COSTS AND EXPENSES:
  Lease operating expenses                            1,421,379        453,890
  Depletion, depreciation and amortization              732,193        246,650
  Selling, general and administrative expense           432,160        261,962
  Provision for impairment of investment                      -        802,287
  Loss on termination of option                               -      1,850,000
                                                    -----------    -----------
Operating income (loss)                                 628,752     (2,859,856)
Interest expense                                        412,756        417,915
                                                    -----------    -----------

NET INCOME (LOSS)                                   $   215,996    $(3,277,771)

PREFERRED DIVIDEND                                      103,875              -
Preferred dividend-amortization of
 preferred discount                                     215,844              -
                                                    -----------    -----------

NET LOSS AVAILABLE FOR COMMON SHARES                $  (103,723)   $(3,277,771)
                                                    ===========    ===========

LOSS PER COMMON SHARE                               $      (.01)   $     (0.63)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           12,353,190      5,163,651
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

     The Company recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996, with the payoff of the Stratum loan. The Company also recognized $277,000 in preferred dividends and $575,584 in amortization of preferred discount on its 7 1/2% cumulative preferred stock during the nine months ended September 30, 1996.

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