Form 10KSB40/A
period 1996-12-31
GOTHIC ENERGY CORP
filed 1997-06-06
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 2

[Mark One]
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              [FEE REQUIRED]  FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996
                                                          -----------------

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              [NO FEE REQUIRED]  For the transition period from ____ to ____.

                        Commission File Number 0-19753

                           GOTHIC ENERGY CORPORATION
                           -------------------------
                (Name of small business issuer in its charter)

                 OKLAHOMA                               22-2663839
                 --------                               ----------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

    5727 SOUTH LEWIS AVENUE - SUITE 700
    TULSA, OKLAHOMA                                     74105
    -----------------------------------               ---------
    (Address of principal executive                   (Zip Code)
    offices)

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBERE31, 1995

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

     Management of the Company evaluates oil and gas reserve acquisition opportunities in the light of many factors only a portion of which may be reflected in the amount of proved oil and gas reserves proposed to be acquired. In determining the purchase price to be offered, the Company does not solely rely on proved oil and gas reserves or the value of such reserves, as defined in and determined in accordance with Rule 4-10 of Regulation S-X adopted under the Securities Exchange Act of 1934, as amended. Factors considered include, among others, the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that can be made in operating the producing properties, additional reserves that management believes can be proven relatively inexpensively based on management's knowledge of the area where the interests are located and existing producing properties owned by the Company. Management does not necessarily conclude that an acquisition is not favorable because there may be a full cost ceiling write-down associated with it. The Company does not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and year end for all of the Company's properties included in its cost center and is based on prices for oil and gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. Management reviews the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of oil and gas, anticipated future prices for oil and gas, the factors described above as well as other factors that may relate to the specific properties under review. Accordingly, although the Company does not anticipate any further full cost ceiling write-downs which may be attributed to the Buttonwood Acquisition, the Company may, however, experience ceiling test write-downs in the future arising out of other acquisitions.

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

     During the year ended December 31, 1996, the Company spent $1,177,327 on capital enhancements and $35,047,825 on acquiring additional producing properties, as compared to $402,662 and $11,605,326 spent on capital enhancements and property acquisitions, respectively, during 1995. The increase in 1996 was primarily due to the Buttonwood, Comstock and Athena Acquisitions. The Company also recognized $380,875 in preferred dividends and amortization of preferred discount on its 7 1/2% Cumulative Convertible Preferred Stock during the year ended December 31, 1996.

     Because the initial conversion price of the Company's outstanding 7 1/2% Cumulative Convertible Preferred Stock was a discount of 12 1/2% less that the $2.00 market price for the Company's Common Stock on January 30, 1996, the date of issuance, the Company has computed an imputed dividend of $791,429 on the shares of preferred stock. The discount was treated as an imputed dividend for the period ending December 31, 1996 and, accordingly, affects income (loss) available for common shares.

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

     At December 31, 1996, the Company had a gas balance asset of $1,250,634 and a gas balance liability of $1,025,266. The balances that existed at December 31, 1996, except for possible immaterial amounts, were not the result of producing operations conducted by the Company, but were the results of asset acquisitions, reflected predominately through the Buttonwood and Comstock Acquisitions. It is not the Company's policy to operate wells in such a manner that imbalances are created. The Company expects that the imbalances that existed at December 31, 1996 will be settled upon abandonment of the wells or will be reflected in the price if the respective well interest is sold prior to then.

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

     At December 31, 1996, the Company had total current assets of $3,349,246 including cash of $206,648 and total current liabilities of $9,755,135 including current portions of long-term debt of $5,927,660. As a result of amending the Credit Facility in February 1997, the Company's debt service requirements under this Credit Facility for April through December, 1997 will be $14,275,000. While management expects the acquisitions in late 1996 and in early 1997 to increase cash flows from oil and gas production, such cash flows are not expected to be adequate to meet debt service requirements and to pay other current obligations. Accordingly, the Company will be required to either modify the terms of the restated Credit Facility or obtain other financing.

     Under the terms of the Credit Facility, the Company is prohibited from paying dividends on its Common Stock. In addition, so long as 3,145 shares of 7 1/2% Cumulative Preferred Stock are outstanding, the Company is restricted from paying any dividends on its Common Stock.

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

     During the year ended December 31, 1996 the Company requested and obtained waivers of the provisions, under the January 1996 Loan Agreement requiring a 1:1 ratio of current assets to current liabilities for the year ended December 31, 1996, and for the quarter ended SeptemberE30, 1996, the restriction on general and administrative expenses for the quarter ended March 31, 1996, and a covenant violated as a result of the termination of a former officer of the Company.

     In order to provide the funds necessary to complete the Norse, Huffman and Horizon acquisitions, on February 18, 1997 two investors loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes. Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matures on April 18, 1997, with the remaining $2,000,000 bearing interest at 12% per annum and maturing on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock. The fair market value of the Company's common stock was $2.63 per share on the date such shares were issued. The Company paid a fee of $250,000 for the $2,500,000 Note.

     Net cash provided by operations increased to $2,595,745 for the year ended 1996 as compared to net cash provided of $112,629 in 1995, primarily due to the cash flows generated from the 1996 Acquisitions. The 1996 operating cash flows of $2,595,745 include a $5,050,000 full cost ceiling write-down and a $1,432,973 loss on early extinquishment of debt, partially offset by a deferred income tax benefit of $2,992,547, and net changes in operating assets and liabilities.


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

                                          GOTHIC ENERGY CORPORATION



                                          BY: /s/ Michael K. Paulk
                                              -------------------------------
                                              MICHAEL K. PAULK, PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                        DATE
---------                          -----                        ----


/s/ Michael K. Paulk               President (Principal         June 3, 1997
-------------------------------    Executive Officer
Michael K. Paulk                   and Director)


/s/ John J. Fleming                Director                     June 3, 1997
-------------------------------
John J. Fleming


/s/ John Rainwater                 Vice President and           June 3, 1997
-------------------------------    Director
John Rainwater


/s/ Morton A. Cohen                Director                     June 3, 1997
-------------------------------
Morton A. Cohen


/s/ Brian E. Bayley                Director                     June 3, 1997
-------------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants...................................    F-2

Consolidated Balance Sheet, December 31, 1996.......................    F-3

Consolidated Statements of Operations,
  Years ended December 31, 1996 and 1995............................    F-4

Consolidated Statements of Changes in Stockholders Equity,
  Years ended December 31, 1996 and 1995............................    F-5

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996 and 1995............................    F-6

Notes to Consolidated Financial Statements..........................    F-7

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
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable trade                                                $  1,336,854
  Revenues payable                                                         1,978,221
  Accrued liabilities                                                        512,400
  Current portion long-term debt                                           5,927,660
                                                                        ------------

  TOTAL CURRENT LIABILITIES                                                9,755,135

LONG-TERM DEBT                                                            15,854,000

GAS IMBALANCE LIABILITY                                                    1,025,266

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05, authorized 500,000 shares;
    issued and outstanding 5,540 shares                                          277
  Common stock, par value $.01, authorized 100,000,000 shares;
     issued and outstanding 12,381,857 shares                                123,819
  Additional paid in capital                                              33,321,990
  Accumulated deficit                                                    (18,614,604)
                                                                        ------------
  TOTAL STOCKHOLDERS' EQUITY                                              14,831,482
                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 41,465,883
                                                                        ============

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996           1995
                                           -----------   -----------
REVENUES:
  Oil and gas sales                        $10,385,382   $ 1,893,717
  Well operations                            1,061,804        62,937
  Interest and other income                     68,284        81,296
                                           -----------   -----------

    TOTAL REVENUES                          11,515,470     2,037,950

COSTS AND EXPENSES:
  Lease operating expenses                   4,806,741     1,202,535
  Depreciation, depletion and                2,856,000       882,450
   amortization
  Selling, general and administrative        1,781,739     1,009,539
   expense
  Provision for impairment of oil and        5,050,000     2,247,083
   gas properties
  Provision for impairment of investment             -       802,287
  Loss on termination of option                      -     1,850,000
                                           -----------   -----------

Operating loss                              (2,979,010)   (5,955,944)
Interest expense                             1,528,598     1,627,402
                                           -----------   -----------

LOSS BEFORE INCOME TAXES AND                (4,507,608)   (7,583,346)
 EXTRAORDINARY ITEM

INCOME TAX BENEFIT                           2,992,547             -
                                           -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM              (1,515,061)   (7,583,346)

LOSS ON EARLY EXTINGUISHMENT OF DEBT         1,432,973             -
 (NOTE 3)                                  -----------   -----------

NET LOSS                                    (2,948,034)   (7,583,346)

PREFERRED DIVIDENDS ($68.75 PER                380,875             -
 PREFERRED SHARE)

PREFERRED DIVIDEND - AMORTIZATION OF
   PREFERRED DISCOUNT                          791,429             _
                                           -----------   -----------

NET LOSS AVAILABLE FOR COMMON SHARES       $(4,120,338)  $(7,583,346)
                                           ===========   ===========

LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY                                  $(.23)        $(1.73)
   ITEM /(A)/                              ===========   ===========

LOSS PER COMMON SHARE                           $(.35)        $(1.73)
                                           ===========   ===========

WEIGHTED AVERAGE COMMON SHARES              11,663,117     4,375,417
 OUTSTANDING                               ===========   ===========

/(a)/ Loss per common share before extraordinary item is computed after giving effect to the preferred dividends, both actual and imputed.

          See accompanying notes to consolidated financial statements

                                            GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                             COMMON       PREFERRED                         ADDITIONAL                               TOTAL
                             SHARES       SHARES       COMMON    PREFERRED  PAID-IN      ACCUMULATED   SUBSCRIPTION  STOCKHOLDERS'
                             OUTSTANDING  OUTSTANDING  STOCK     STOCK      CAPITAL      DEFICIT       RECEIVABLE    EQUITY
                             -----------  -----------  --------  ---------  -----------  ------------  ------------  ------------
BALANCE,
  DECEMBER 31, 1994            3,045,777            -  $ 30,458   $      -  $10,034,078 $  (6,910,920)  $  (270,000) $ 2,883,616
Issuance of common stock on
  conversion of debt              98,000            -       980          -      195,020             -             -      196,000
Issuance of common stock in
  Private Placement              123,880            -     1,239          -      188,313             -       270,000      459,552
Issuance of common stock
 with                            280,000            -     2,800          -      870,325             -             -      873,125
  Quest financing
Issuance of common stock
 with                            954,128            -     9,541          -            -             -             -        9,541
  Stratum financing
Issuance of common stock in
  connection with Johnson
   Ranch                       1,000,000                 10,000          -    2,677,500             -             -    2,687,500
  acquisition
Net loss                               -            -         -          -            -    (7,583,346)            -   (7,583,346)
                             -----------  -----------  --------  ---------  -----------  ------------  ------------  -----------
BALANCE, AT DECEMBER 31,       5,501,785            -  $ 55,018          -  $13,965,236  $(14,494,266)  $         -  $  (474,012)
  1995
Issuance of common stock in
  public offering              7,635,000            -    76,350          -   12,890,032             -             -   12,966,382
Return of stock with
 Stratum                        (954,128)           -    (9,541)         -            -             -             -       (9,541)
  repayment
Issuance of preferred stock            -        5,540         -        277    5,287,153             -             -    5,287,430
Preferred fee                     28,667            -       287          -         (287)            -             -            -
Issuance of common stock
 with                             40,000            -       400          -       62,100             -             -       62,500
  Quest financing
Issuance of common stock on
  conversion of debt              14,000            -       140          -       27,860             -             -       28,000
Issuance of common stock in
  connection with property
  acquisition                    116,533            -     1,165          -      298,467             -             -      299,632
Preferred stock dividends              -            -         -          -            -      (380,875)            -     (380,875)
Preferred dividend
 amortization of discount                           -         -          -      791,429      (791,429)                         -
Net loss                               -            -         -          -            -    (2,948,034)            -   (2,948,034)
                             -----------  -----------  --------  ---------  -----------  ------------  ------------  -----------
BALANCE, AT DECEMBER 31,
 1996                         12,381,857        5,540  $123,819  $     277  $33,321,990  $(18,614,604)            -  $14,831,482
                             ===========  ===========  ========  =========  ===========  ============  ============  ===========

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996           1995
                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (2,948,034)  $( 7,583,346)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY
     OPERATING ACTIVITIES:
  Depreciation, depletion and                2,856,000        882,450
   amortization
  Amortization of discount and loan             69,314      1,033,125
   costs
  Provision for impairment of oil and        5,050,000      2,247,083
   gas properties
  Provision for impairment of investment             -        802,287
  Loss on termination of option                      -      1,850,000
  Deferred  income tax benefit              (2,992,547)             -
  Loss on early extinguishment of debt       1,432,973              -
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable           (1,552,481)       (82,272)
  Decrease (increase) in other current          12,971        (65,432)
   assets
  Increase in accounts and revenues            894,098        812,716
   payable
  Increase(decrease) in accrued               (565,562)       216,018
   liabilities
  Decrease in other assets                     339,013              -
                                          ------------   ------------

NET CASH PROVIDED BY OPERATING            $  2,595,745   $    112,629
 ACTIVITIES

NET CASH USED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment             200,000              -
  Proceeds from collection of note             123,000              -
   receivable
  Proceeds from sale of property             3,111,298        627,459
  Purchase of property and equipment       (17,454,852)   (11,605,326)
  Property development                      (1,177,327)      (402,662)
  Acquisition of business, net of cash     (17,592,973)             -
   acquired                               ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES     $(32,790,854)  $(11,380,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                      -      3,000,000
  Payment of short-term debt                (1,560,000)      (150,000)
  Proceeds from long-term debt              26,528,096      7,275,998
  Payment of long-term debt                (11,257,815)      (785,632)
  Proceeds from sale of common stock,       13,141,368      1,777,552
   net
  Proceeds from sale of preferred            3,997,430              -
   stock, net
  Payment of Dividends                        (173,125)             -
  Other                                       (431,756)      (517,437)
                                          ------------   ------------

NET CASH PROVIDED BY FINANCING            $ 30,244,198   $ 10,600,481
 ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS         49,089       (667,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF        157,559        824,978
 PERIOD                                   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    206,648   $    157,559
                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID  $  1,386,817   $    456,309
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

     The The following reflects the unaudited proforma results of operations assuming the 1995 and 1996 acquisitions had all been consummated on January 1, 1995.

                                          1996          1995
                                     ----          ----
     Revenues                       14,266        12,592
     Operating loss                 (1,906)       (4,443)
     Net loss                       (2,800)       (5,337)
     Loss per common share            (.24)         (.46)

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
                                                ===========

          On January 19, 1996, the Company entered into a Loan Agreement with Bank One, Texas, N.A. (the "Credit Facility"), which reflecting subsequent amendments, enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $25,000,000, consisting of a $20,000,000 revolving loan and a $5,000,000 acquisition note. On January 30, 1996, $11,000,000 of the Credit Facility was used to finance a portion of the purchase price for the Buttonwood Acquisition and repay outstanding indebtedness. Additional proceeds of $7,230,195 were used on May 16, 1996 to finance the Comstock Acquisition and the Stratum Acquisition, and on July 31, 1996, proceeds of $2,792,200 were used to finance the acquisition of well interests from various sellers. In December 1996, additional proceeds of $5,505,701 were used to finance the $4,214,406 purchase price for the Athena Acquisition, and $1,291,295 of the down payments for the Norse and Huffman Acquisitions. The Company has repaid principal in the amount of $4,784,096 under the Credit Facility since January 30, 1996. The terms of the Credit Facility provided for amortization payments at the rate of $240,000 per month under the revolving loan commencing September 1, 1996, with all outstanding principal and interest due and payable on January 30, 1999. Of the $5,000,000 acquisition note, $3,010,000 was outstanding at year end and was due on March 31, 1997. Interest was payable, at the option of the Company, either at the rate of 1% over the lending bank's rate or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness was collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility included various affirmative and negative covenants, including, among others, the requirements that the Company (i),Emaintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than
     1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, and (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues. Material breaches of these or other covenants which were not cured or waived could have resulted in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. During the year ended December 31, 1996, the Company requested and obtained a waiver of the provision requiring a 1:1 ratio of current assets to current liabilities for the year ended December 31, 1996 and for the quarter ended September 30, 1996, the restriction on general and administrative expenses for the quarter ended March 31, 1996, and a covenant violated as a result of the termination of a former officer of the Company.

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

          On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997 Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000 loan fee to Bank One. The terms of the Credit Facility currently provide for amortization payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate (9.25% at December 31, 1996) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i),Emaintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) and to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

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

     NOTES PAYABLE

          In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined by the Securities Act, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matures on April 18, 1997, with the remaining $2,000,000 bearing interest at 12% per annum and maturing on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock. The fair market value of the Company's common stock was $2.63 per share on the date such shares were issued. Also, the Company paid a $250,000 fee for the $2,500,000 Note.

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

          Also on January 30, 1996, the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. Additionally, 28,667 shares of common stock were issued as a placement fee on the preferred stock offering. The financing included 1,290 shares issued to Quest Capital Corporation in exchange for $1,290,000 principal amount of the Quest Note, and the sale for cash of 4,250 shares, for an aggregate cash price of $4,250,000 (net of fees of $252,570). The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock are convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lessor of (iE) $2.00 or (ii) a price equal to the average of the closing prices of the Company's Common stock during the 30 business days prior to the day the shares are converted less a discount of 12%. On the basis of the above mentioned conversion price, an aggregate of 2,770,000 shares of Common Stock are issuable on conversion. The Company has the right to redeem the shares of Preferred Stock at their liquidation value of $1,000 per share, plus any accrued and unpaid dividends at any time after January 30, 1998, upon giving 30 days prior written notice. Due to the fact that the preferred stock is convertible into the Company's common stock at a discount from market, the Company has computed an imputed dividend of $791,429, which is based on the common stock market value of $2.00 per share at the date of issuance and a 12 1/2% discount. The discount was accreted as an imputed dividend through DecemberE31, 1996 and, accordingly, affects income (loss) available for common shares.

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

          In March 1995 the Company entered into an agreement with Quest Capital Corporation ("Quest"), at which time Quest loaned the Company $1,850,000. Pursuant to the agreement the Company issued 100,000 shares of common stock to Quest in March

NOTE 4.  STOCKHOLDERS' EQUITY (CONTINUED)

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

                             EXERCISE                                                                    NUMBER
                             PRICE ($)   EXPIRATION  OUTSTANDING                            EXPIRED/   OUTSTANDING   EXERCISABLE
                             PER SHARE      DATE      12/31/94     GRANTED      EXERCISED   CANCELED     12/31/95     12/31/95
                             ---------   ----------  -----------  ----------  ------------  ---------  ------------  -----------
WARRANTS
  1991 Public Offering         5.50        06/30/96      800,000           -          -             -       800,000      800,000
  1991 Underwriter             6.00        11/08/96      160,000           -          -             -       160,000      160,000
  Private Placement            3.00        02/28/95       48,013           -          -        48,013             -            -
  Quest                        1.00        04/17/97            -     300,000          -             -       300,000      300,000
  Egolf                        2.50        01/19/96            -     100,000          -             -       100,000      100,000
  Stratum                      3.25      06/02/2000            -   1,000,000          -             -     1,000,000    1,000,000
  Bridge                       2.40      01/30/2001            -     250,000          -             -       250,000            -
  Note Extenstion              1.00        08/31/97       72,500           -          -        20,000        52,500       52,500
                                                     -----------  ----------  ------------  ---------  ------------    ---------
Total Warrants                                         1,080,513   1,650,000          -        68,013     2,662,500    2,412,500

OPTIONS (NOTE 5)
  Employees                    1.50        11/01/99            -     125,000          -             -       125,000            -
                               3.38        02/28/95        1,109           -          -         1,109             -            -
  Officers & Directors         1.50        11/01/99            -     250,000          -             -       250,000            -
                               2.50        10/04/99      500,000           -          -             -       500,000      250,000
  Former Director/Officer      1.50        07/15/97       20,000           -          -             -        20,000       20,000
                               2.00      09/15/2004       30,000           -          -             -        30,000       30,000
                               2.65        08/14/95       10,000           -          -        10,000             -            -
                                                     -----------  ----------  ------------  ---------  ------------    ---------
Total Options                                            561,109     375,000          -        11,109       925,000      300,000

Total                                                  1,641,622   2,025,000          -        79,122     3,587,500    2,712,500

                             EXERCISE                                                                    NUMBER
                             PRICE ($)   EXPIRATION  OUTSTANDING                            EXPIRED/   OUTSTANDING   EXERCISABLE
                             PER SHARE      DATE      12/31/94     GRANTED      EXERCISED   CANCELED     12/31/95     12/31/95
                             ---------   ----------  -----------  ----------  ------------  ---------  ------------  -----------
WARRANTS
  1991 Public Offering         5.50        06/30/96      800,000           -          -       800,000             -            -
  1991 Underwriter             6.00        11/08/96      160,000           -          -       160,000             -            -
  1996 Public Offering(1)      2.40      01/30/2001            -   7,635,000          -             -     7,635,000    7,635,000
  1996 Underwriter             2.40      01/30/2001            -     690,000          -             -       690,000      690,000
  Quest                        1.00        04/17/97      300,000           -          -             -       300,000      300,000
  Egolf                        2.50        01/19/96      100,000           -          -       100,000             -            -
  Stratum                      3.25      06/02/2000    1,000,000           -          -             -     1,000,000    1,000,000
  Bridge                       2.40      01/30/2001      250,000           -          -             -       250,000      250,000
  Note Extension               1.00        08/31/97       52,500           -          -             -        52,500       52,500
  Underwriter                  2.25      08/19/2001            -     200,000          -             -       200,000      200,000
  Consultant                   2.38      03/14/2001            -      29,531          -             -        29,531       29,531
                             ---------   ----------  -----------  ----------  ------------  ---------  ------------  -----------
Total Warrants                                         2,662,500   8,554,531          -     1,060,000    10,157,031   10,157,031

OPTIONS (NOTE 5)
  1996 Underwriter Share       3.30      01/30/2001            -     690,000          -             -       690,000      690,000
  Employee                     1.50        11/01/99      125,000           -          -             -       125,000       62,500
                               1.75      02/01/2001            -      45,000          -             -        45,000            -
                               2.50      12/18/2001            -     135,000          -             -       135,000            -
  Officers & Directors         1.50        11/01/99      250,000           -          -       150,000       100,000       50,000
                               2.50        10/04/99      500,000           -          -             -       500,000      500,000
                               2.56      07/16/2001            -     600,000          -             -       600,000            -
  Former Director/Officer      1.50        07/15/97       20,000           -          -             -        20,000       20,000
                               2.00      09/15/2004       30,000           -          -             -        30,000       30,000
                             ---------   ----------  -----------  ----------  ------------  ---------  ------------  -----------
Total Options                                            925,000   1,470,000          -       150,000     1,745,000    1,352,500

Total                                                  3,587,500  10,024,531          -     1,210,000    12,402,031   11,509,531

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

     OMNIBUS INCENTIVE PLAN - On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards representing or corresponding up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (EiE)100% of fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

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

                                                 1996             1995
                                                 ----             ----
   Net loss available for common shares:
     As reported                             $(3,328,909)     $(7,583,346)
                                             ============     ============
     Proforma                                $(3,772,571)     $(7,646,628)
                                             ============     ============

     Loss per Share:
       As reported                           $      (.29)     $     (1.73)
                                             ============     ============
       Proforma                              $      (.32)     $     (1.75)
                                             ============     ============

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

     CAPITALIZED COSTS - The aggregate amounts of capitalized costs relating to oil and gas producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1996 were as follows:

                                                          1996
                                                       ----------
          Proved properties                         $  39,858,000
          Less:  Accumulated depreciation,
                 depletion, and amortization           (3,567,000)
                                                       ----------
          Net oil and gas properties                $  36,291,000
                                                       ==========

     COSTS INCURRED - Costs, capitalized and expensed, incurred in oil and gas property acquisition, exploration and development activities for the year ended December 31, 1996 were as follows:

                                                          1996
                                                       ----------
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

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1996:

                                               1996
                                    --------------------------
                                       Bbls            Mcf
                                    -----------    -----------
Proved Reserves:
Beginning of year                       711,000     18,698,000
Revisions of previous estimates         222,000     10,276,000
Purchases of reserves in place          639,000     42,633,000
Production                             (164,000)    (3,404,000)
Sales of reserves in place             (250,000)    (3,669,000)
                                      ---------     ----------
End of year                           1,158,000     64,534,000
                                      =========     ==========

Proved Developed:
Beginning of year                       642,000      5,093,000
End of year                           1,135,000     47,485,000

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

                                                  December 31,     December 31,
                                                      1996             1995
                                                  ------------     ------------
Cash Flows Relating to Proved Reserves:
Future cash inflows                               $  199,166       $   43,824
Future production costs                              (73,976)         (16,646)
Future development costs                             ( 9,645)         (11,030)
Future income tax expense                            (30,919)             (68)
                                                     -------          -------
                                                      84,626           16,080
Ten percent annual discount factor                   (35,543)          (7,901)
                                                     -------          -------
Standardized Measure of Discounted
   Future Net Cash Flows                          $   49,083       $    8,179
                                                     =======          =======

          The following table sets forth changes in the standardized measure of discounted future net cash flows (in thousands):

                                                  December 31,     December 31,
                                                      1996             1995
                                                  ------------     ------------
Standardized measure of discounted
  future cash flows-beginning of period           $    8,179       $        -
Sales of oil and gas produced, net of
  operating expenses                                  (5,579)            (691)
Purchases of reserves-in-place                        30,930           16,007
Sales of reserves-in-place                            (3,598)            (496)
Revisions of previous quantity estimates and
  changes in sales prices and production costs        18,333           (7,381)
Accretion of discount                                    818              740
                                                      ------           ------
Standardized measure of discounted future
  cash flows-end of period                        $   49,083       $    8,179
                                                      ======           ======