Form 10-Q
period 1997-06-30
GOTHIC ENERGY CORP
filed 1997-08-14
CIK 878482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      or

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the period from ________________ to ________________________


                        Commission file number 0-19753

           --------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 1997, 13,691,981 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           PAGE

   ITEM 1 - FINANCIAL STATEMENTS

   Consolidated Unaudited Balance Sheets
   June 30, 1997 and December 31, 1996................................     3

   Consolidated Unaudited Statements of Operations
   Six Months ended June 30, 1997 and 1996............................     4

   Consolidated Unaudited Statements of Operations
   Three Months ended June 30, 1997 and 1996..........................     5

   Consolidated Unaudited Statements of Cash Flows
   Six Months ended June 30, 1997 and 1996............................     6

   Notes to Unaudited Consolidated Financial Statements...............     7

   Report of Review by Independent Accountants........................    11

   ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Management's Discussion and Analysis or Plan of Operations.........    12


PART II - OTHER INFORMATION                                              PAGE

   Item 1 - Legal Proceedings.........................................    19

   Item 2 - Changes in Securities.....................................    19

   Item 3 - Defaults Upon Senior Securities...........................    19

   Item 4 - Submission of Matters to a Vote of Security Holders.......    19

   Item 5 - Other Information.........................................    19

   Item 6 - Exhibits and Reports on Form 8-K..........................    19

   Signatures.........................................................    20

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,     DECEMBER 31,
                                               1997           1996
                                        ---------------   ------------
                                          (Unaudited)
                    ASSETS
                    ------
CURRENT ASSETS:
  Cash and cash equivalents                $    303,657   $    206,648
  Oil and gas receivables                     2,829,350      2,802,140
  Receivable from officers and employees         84,697         51,932
  Assets held for sale                                -        209,740
  Other                                         293,070         78,786
                                           ------------   ------------
  TOTAL CURRENT ASSETS                     $  3,510,774   $  3,349,246

PROPERTY AND EQUIPMENT:
  Oil and gas properties on full cost
   method:
    Properties being amortized             $ 62,542,380   $ 39,857,665
    Unproved properties not subject to        1,768,000              -
     amortization
  Gas gathering and processing system         5,045,500              -
  Equipment, furniture and fixtures             359,225        328,492
  Accumulated depreciation and depletion     (6,309,614)    (3,636,414)
                                           ------------   ------------

PROPERTY AND EQUIPMENT, NET                $ 63,405,491     36,549,743

OTHER ASSETS, NET                             5,332,942      1,566,894
                                           ------------   ------------

TOTAL ASSETS                               $ 72,249,207   $ 41,465,883
                                           ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable trade                   $  1,857,946   $  1,336,854
  Revenues payable                            1,899,308      1,978,221
  Accrued liabilities                           510,463        512,400
  Notes payable                              14,500,000              -
  Current portion of long-term debt           4,760,209      5,927,660
                                           ------------   ------------

  TOTAL CURRENT LIABILITIES                  23,527,926      9,755,135

LONG-TERM DEBT                               29,835,312     15,854,000

GAS IMBALANCE LIABILITY                         882,927      1,025,266

COMMON STOCK SUBJECT TO REPURCHASE            2,700,000              -
 (1,500,000 SHARES) (NOTE 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05,
   authorized 500,000 shares;
    issued and outstanding 4,490 and
     5,540 shares                                   224            277
  Common stock, par value $.01,
   authorized 100,000,000 shares;
    issued and outstanding 13,606,511
     and 12,381,857 shares                      136,065        123,819
  Additional paid in capital                 34,726,132     33,321,990
  Accumulated deficit                       (19,559,379)   (18,614,604)
                                           ------------   ------------

  TOTAL STOCKHOLDERS' EQUITY                 15,303,042     14,831,482
                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $ 72,249,207   $ 41,465,883
                                           ============   ============

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            FOR THE SIX MONTHS ENDED
                                                    JUNE 30,
                                        ----------------------------
                                              1997          1996
                                        ----------------------------
REVENUE:
 Oil and gas sales                        $ 8,024,836    $ 4,343,126
 Gas system revenue                         2,178,844              -
 Well operations                              631,232        483,865
 Interest and other income                     20,080         31,642
                                          -----------    -----------

  TOTAL REVENUE                            10,854,992      4,858,633

COSTS AND EXPENSES:
 Lease operating expense                    3,221,523      2,059,735
 Gas system expense                         1,742,334              -
 Depreciation, depletion and
  amortization                              2,673,200      1,586,782
 General and administrative expense         1,040,788        818,324
 Provision for impairment of oil and                -      5,050,000
  gas properties                          -----------    -----------

Operating income (loss)                     2,177,147     (4,656,208)
Interest and financing cost                 2,926,137        648,261
                                          -----------    -----------

LOSS BEFORE INCOME TAXES AND              $  (748,990)   $(5,304,469)
 EXTRAORDINARY ITEM

INCOME TAX BENEFIT                                  -      2,992,547
                                          -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM               (748,990)    (2,311,922)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                -      1,432,973
                                          -----------    -----------

NET LOSS                                  $  (748,990)   $(3,744,895)

PREFERRED DIVIDEND                            195,785        173,125

PREFERRED DIVIDEND - AMORTIZATION OF
 PREFERRED DISCOUNT                                 -        359,740
                                          -----------    -----------

NET LOSS AVAILABLE FOR COMMON SHARES      $  (944,775)   $(4,277,760)
                                          ===========    ===========

LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM,
 PRIMARY AND FULLY DILUTED /(A)/          $      (.07)   $      (.26)
                                          ===========    ===========
LOSS PER COMMON SHARE, PRIMARY AND
 FULLY DILUTED                            $      (.07)   $      (.39)
                                          ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                               12,820,079     10,954,947
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

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED
                                                   JUNE 30,
                                        ----------------------------
                                              1997           1996
                                        ----------------------------
REVENUE:
 Oil and gas sales                         $ 3,318,018   $ 2,734,910
 Gas system revenue                            909,844             -
 Well operations                               324,779       322,652
 Interest and other income                       2,837        30,485
                                           -----------   -----------

  TOTAL REVENUE                            $ 4,555,478     3,088,047

COSTS AND EXPENSES:
 Lease operating expense                     1,521,393     1,176,638
 Gas system expense                            639,334             -
 Depreciation, depletion and
  amortization                               1,438,000       960,415
 General and administrative expense            493,170       412,017
                                           -----------   -----------

Operating income                               463,581       538,977
Interest and financing cost                  1,740,240       326,716
                                           -----------   -----------

NET INCOME (LOSS)                          $(1,276,659)  $   212,261

PREFERRED DIVIDEND                              91,910       103,875

PREFERRED DIVIDEND - AMORTIZATION OF
 PREFERRED DISCOUNT                                  -       215,844
                                           -----------   -----------

NET LOSS AVAILABLE FOR COMMON SHARES       $(1,368,569)  $  (107,458)
                                           ===========   ===========

LOSS PER COMMON SHARE, PRIMARY AND
 FULLY DILUTED                             $      (.10)  $      (.01)
                                           ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                13,171,643    12,295,564
                                           ===========   ===========

                            See accompanying notes

                           GOTHIC ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          FOR THE SIX MONTHS ENDED
                                                   JUNE 30,
                                        -----------------------------
                                              1997           1996
                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $   (748,990)  $ (3,744,895)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
  Depreciation, depletion and
   amortization                              2,673,200      1,586,782
  Amortization of discount and loan
   costs                                       953,592              -
  Provision for impairment of oil and
   gas properties                                    -      5,050,000
  Deferred  income tax benefit                       -     (2,992,547)
  Loss on early extinguishment of debt               -      1,432,973

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable              (59,975)    (1,258,503)
  (Increase) decrease in other current
   assets                                     (214,284)        13,823
  Increase in accounts and revenues
   payable                                     442,179         53,129
  Decrease in gas imbalance payable           (405,339)             -
  Decrease in accrued liabilities             (197,722)      (753,874)
  Decrease in other assets                     494,794        205,700
                                          ------------   ------------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                               $  2,937,455   $   (407,412)

NET CASH USED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment                   -        200,000
  Proceeds from collection on note
   receivable                                        -        123,000
  Proceeds from sale of property and
   equipment                                   304,812        191,239
  Purchase of property and equipment       (27,963,733)    (7,962,335)
  Property development                      (1,406,287)      (347,423)
  Acquisition of business, net of cash
   acquired                                          -    (17,592,973)
                                          ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES     $(29,065,208)  $(25,388,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt             14,500,000              -
  Payment of short-term debt                         -     (1,560,000)
  Proceeds from long-term debt              36,250,312     18,230,195
  Payment of long-term debt                (23,411,451)    (7,608,983)
  Proceeds from sale of common stock,
   net                                               -     13,141,368
  Proceeds from sale of preferred
   stock, net                                        -      3,997,430
  Proceeds from exercise of common
   stock warrants                              325,000              -
  Payment of loan fees                      (1,368,933)             -
  Payment of dividends                               -       (173,125)
  Other                                        (70,166)      (245,729)
                                          ------------   ------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               $ 26,224,762   $ 25,781,156

NET CHANGE IN CASH AND CASH EQUIVALENTS         97,009        (14,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        206,648        157,559
                                          ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    303,657   $    142,811
                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID  $  1,972,545   $    648,261
                                          ============   ============


                            See accompanying notes

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     BUSINESS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Gothic Gas Corporation ("Gothic Gas"), since its inception in 1997. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, and Kansas.

     PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1996 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the full year.

     IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earning per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earning per share when adopted.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS

     Fina Acquisition - On May 15,1997, the Company acquired from Fina Oil and Chemical Company various working interests in 20 producing gas wells located in Beaver County, Oklahoma and Clarke County, Kansas. The purchase price was $3.35 million after reflecting closing adjustments. The Company operates all 20 producing wells.

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

     The effective date of the Norse, Huffman and Horizon acquisitions was January 1, 1997 with the formal closing of the transactions occurring on February 18, 1997.

     EVERGREEN ACQUISITION - On March 13, 1997, the Company also entered into a purchase and sale agreement with Evergreen Investments, Inc.("Evergreen"), to acquire various working interests in three oil and gas producing properties and an additional 4.17% interest in the Sycamore System for $733,316. The oil and gas wells are located in the same producing area as the Norse and Huffman acquisitions.

     As noted above, in addition to acquiring interests in oil and gas properties, the Company acquired a cumulative 55% interest in the Sycamore System in connection with the Norse, Huffman and Evergreen acquisitions. A portion of the purchase price paid in connection with each of these acquisitions was allocated to the Sycamore System based on the relative discounted future cash flows of the Sycamore System to be derived from the gas system operations throughput, in relation to the discounted future cash flows of the oil and gas properties acquired in each of these acquisitions. The Sycamore System is accounted for in the Company's financial statements under the proportionate consolidation method of accounting because the minority owner has control over the management of the system. Under the proportionate consolidation method of accounting, the Company recognizes its proportionate share of the assets, liabilities, revenue and expense.

NOTE 3.  FINANCING ACTIVITIES

     LONG-TERM DEBT

     On February 17, 1997, the Company and Bank One, Texas, N.A. ("Bank One"), entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of June 30, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $35,100,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

     On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997

Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000 loan fee to Bank One. On May 15, 1997 the Company drew down an additional $3,100,000 to finance a portion of the Fina Acquisition. Also, on May 23, 1997, and on June 25, 1997, the Company drew down $585,563 and $896,749, respectively, under the Special Drilling Facility. These funds were used to finance drilling costs on four wells and completion costs on two of these wells.

     The terms of the Credit Facility currently provide for payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest on the borrowing base loan is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate (9.50% at June 30, 1997) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. Interest on the Special Advance Facility is payable at the rate of 3% over the lending bank's base rate. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. The Company has asked for and received a waiver from Bank One for the 1.0 to 1.0 current ratio covenant and for the 1.1 to 1.0 debt coverage ratio as the Company was not in compliance with these covenants at June 30, 1997.

     NOTES PAYABLE

     In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matured on April 18, 1997, however, the lender has extended the maturity date to September 30, 1997 for additional consideration of 200,000 shares of the Company's common stock. The remaining $2,000,000 bears interest at 12% per annum and matures on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan, on May 13, 1997, and on July 31, 1997, the Company agreed to issue an additional 100,000 shares (200,000 total) of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 and $1.81 per share, respectively. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

     It is the Company's intention to pay these notes prior to their maturity dates, using proceeds from the Credit Facility or other debt or equity financing, however, should the notes not be paid prior to maturity they would convert into approximately 3,294,000 shares of the Company's common stock based on the trading price of the stock on June 30, 1997. In addition, if the Company is unable to repay the Bridge Financing Notes, a premium attributable to the conversion discount will be recognized as additional interest expense of approximately $1,500,000 based on the June 30, 1997 market price. Management currently believes that funds will be obtained to repay the Bridge Financing Notes prior to conversion, and accordingly, the contingent loan discount has not been recorded in the June 30, 1997 financial statements.

NOTE 4.  STOCKHOLDERS' EQUITY

     During the six months ending June 30, 1997, the Company issued an aggregate of 535,654 shares of its common stock upon conversion of 1,050 shares of its 7 1/2% Cummulative Convertible Preferred Stock by four preferred shareholders. After conversion of these preferred shares, there remained 4,490 shares of preferred stock outstanding.

     During the six months ending June 30, 1997, the Company also issued 325,000 shares of its common stock upon conversion of outstanding warrants. The warrants entitled the holders to purchase an aggregate of 325,000 shares of the Company's common stock at a price of $1.00 per share.

NOTE 5.  SUBSEQUENT EVENTS

     On June 30, 1997, the Company entered into an agreement with two affiliates of HS Resources, Inc. ("HS") to acquire various working interests in 101 oil and gas wells located in Eddy and Chavez Counties, New Mexico and 150 wells in various counties throughout the Anadarko Basin of Western Oklahoma. The purchase price of the acquisition is $27.5 million. Additionally, the Company will assign to Horizon certain of its non-strategic properties located in the Arkoma Basin in Southeastern Oklahoma with a value of approximately $1.0 million. The Company will assume operations of 142 of these wells. In connection with the HS acquisition, the Company issued 1,500,000 shares of common stock, with a market value of $1.80 per share, as a deposit toward the purchase price. The Company will re-acquire and retire the shares upon closing of the HS acquisition. Funding for the HS acquisition and repayment of all currently outstanding debt is expected to be available from a $100 million Senior Debt Offering which is expected to be consummated in late August, 1997.

     On August 11, 1997, the Company acquired from Kerr-McGee Corporation various working and royalty interests in 162 wells located in Canadian and Grady Counties, Oklahoma, for $3.6 million. The Company is the operator of 16 of these wells.

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations for the three and six months ended June 30, 1997, and the consolidated statement of cash flows for the six-month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
August 12, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Revenues were $10,854,992 for the six months ended June 30, 1997, as compared to $4,858,633 for the six months ended June 30, 1996. Oil and gas sales for the six months ended June 30, 1997 increased to $8,024,836, with $1,637,728 from oil sales, $6,186,095 from gas sales and $201,013 from the settlement of a gas imbalance, as compared to oil and gas sales of $4,343,126 for the six months ended June 30, 1996, with $1,576,120 from oil sales and $2,766,006 from gas sales. Of this $3,681,710 increase in oil and gas sales, approximately $3,106,000 related to increases in volumes of gas sold, and $192,000 and $528,000 related to increases in the average prices of oil and gas sold, respectively, partially offset by $144,000 related to decreases in volumes of oil sold. The increase in volumes of gas sold resulted primarily from the 1997 acquisitions of Norse, Horizon, Huffman, Evergreen and Fina. Oil sales for the six month period ending June 30, 1997 were based on the sale of 75,856 barrels at an average price of $21.59 per barrel as compared to 82,726 barrels at an average price of $19.06 per barrel for the comparable period in 1996. Gas sales for the six month period ending June 30,1997 were based on the sale of 2,932,498 mcf at an average price of $2.11 per mcf compared to 1,399,688 mcf at an average price of $1.98 per mcf for the comparable period in 1996. Also included in the Company's revenue total for the six month period ending June 30, 1997 is $2,178,844 related to sales of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility acquired effective January 1, 1997.

     The Company incurred lease operating expenses for the six months ended June 30, 1997 of $3,221,523 compared with lease operating expenses of $2,059,735 for the six months ended June 30, 1996. Lease operating expenses include approximately $516,000 and $304,000 in production taxes which the Company incurred from its share of production in the first six months of 1997 and 1996,
respectively.   The increase in lease operating expenses is a result of the
Norse, Huffman, Horizon, Evergreen and Fina acquisitions during 1997. Lease operating expenses as a percentage of oil and gas sales were 40% for the six months ended June 30, 1997 as compared to 47% for the same period in 1996. The Company also incurred $1,742,334 in operating costs associated with the Sycamore System during the six months ended June 30, 1997.

     Depreciation, depletion and amortization expense was $2,673,200 for the six months ended June 30, 1997 as compared to $1,586,782 for the six months ended June 30, 1996. The increase resulted primarily from the increased production associated with the Norse, Huffman, Horizon, Evergreen and Fina acquisitions during 1997 and depreciation on the Company's interest in the Sycamore System acquired in January 1997.

     General and administrative costs were $1,040,788 for the six months ended June 30, 1997, as compared to $818,324 for the six months ended June 30, 1996. This increase was primarily the result of legal and accounting costs associated with the Company's public reporting requirements increasing by approximately $76,000, outside consulting costs of approximately $58,000 associated with the Norse, Horizon and Huffman properties, salary and employee benefit costs increasing by approximately $50,000 and an approximate $39,000 increase in other costs associated with the growth of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     During the first quarter of 1996, the Company recorded a $5,050,000 pre-tax provision for impairment of oil and gas properties, primarily related to properties acquired in the Buttonwood Acquisition. Such provision resulted from a full cost ceiling write-down as of March 31, 1996 and was reflected in the balance sheet as a reduction of the cost of oil and gas properties. As a result of the $5,050,000 impairment provision and an aggregate of $2,850,000 of acquisition deposits written off, the Company recorded a tax benefit of $2,992,547 which offset the deferred tax liability related to the acquired Buttonwood oil and gas properties. The Company also recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996.

     Interest and financing costs were $2,926,137 for the six months ended June 30, 1997 as compared to $648,261 for the six months ended June 30, 1996. The increase was primarily the result of the Company's amending and restating its debt with Bank One during the first quarter of 1997. The Company incurred interest costs of $1,832,034 with Bank One, $132,000 related to the Bridge Financing, $953,592 as amortization of loan discount costs and $8,511 with other parties.

     During the six months ended June 30, 1997, the Company spent $1,406,287 on capital enhancements and $27,963,733 on acquiring additional producing properties, as compared to $347,423 and $25,555,308 spent on capital enhancements and property acquisitions, respectively, during 1996. The 1997 amounts were primarily related to the Norse, Horizon, Huffman, Evergreen and Fina Acquisitions, and expanded development activity by the Company. The Company also incurred $195,785 in preferred dividends on its 7-1/2% Cumulative Convertible Preferred Stock during the six months ended June 30, 1997, as compared to $532,865 incurred during the same period in 1996. Included in the 1996 amount was an imputed dividend of $359,740 related to the issuance in January 1996 of preferred stock which is convertible into the Company's common stock at a discount from market.

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
1996.

     Revenues were $4,555,478 for the three months ended June 30, 1997, as compared to $3,088,047 for the three months ended June 30, 1996. Oil and gas sales for the three months ended June 30, 1997 increased to $3,318,018 with $756,833 from oil sales, $2,360,172 from gas sales and $201,013 from the settlement of a gas imbalance, as compared to oil and gas sales of $2,734,910 for the three months ended June 30, 1996, with $900,570 from oil sales and $1,834,340 from gas sales. Oil sales for the second quarter of 1997 were based on the sale of 38,923 barrels at an average price of $19.44 per barrel as compared to 46,919 barrels at an average price of $19.19 per barrel in the second quarter of 1996. Gas sales in the second quarter of 1997 were based on the sale of 1,522,567 mcf at an average price of $1.55 per mcf compared to 905,287 mcf at an average price of $2.03 per mcf in the second quarter of 1996. Also included in the Company's revenue total for the quarter ended June 30, 1997 is $909,844 related to sales of natural gas and related products from the Company's interest in the Sycamore System.

     The Company incurred lease operating expenses for the three months ended June 30, 1997 of $1,521,393 compared with lease operating expenses of $1,176,638 for the three months ended June 30, 1996. Lease operating expenses include approximately $216,000 and $191,000 in production taxes which the Company incurred from its share of production in the second quarter of 1997 and 1996,
respectively.   The increase in lease operating expenses is a result of the
Norse, Huffman, Horizon, Evergreen and Fina acquisitions during 1997. Lease operating expenses as a percentage of oil and gas sales were 46% in the second quarter of 1997 as

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

compared to 43% in the second quarter of 1996. The Company also incurred $639,334 in operating costs associated with the Sycamore System during the quarter ended June 30, 1997.

     Depreciation, depletion and amortization expense was $1,438,000 for the three months ended June 30, 1997 as compared to $960,415 for the three months ended June 30, 1996. The increase resulted primarily from the increased production associated with the Norse, Huffman, Horizon, Evergreen and Fina acquisitions during 1997 and depreciation on the Company's interest in the Sycamore System acquired in January 1997.

     General and administrative costs were $493,170 for the three months ended June 30, 1997, as compared to $412,017 for the three months ended June 30, 1996. This increase was primarily the result of an increase in salary and employee benefit costs, an increase in legal and accounting costs associated with the Company's public reporting requirements, and other costs associated with the Company's growth.

     Interest and financing costs were $1,740,240 for the three months ended June 30, 1997 as compared to $326,716 for the three months ended June 30, 1996. The increase was primarily the result of the Company's amending and restating its debt with Bank One during the first quarter of 1997. The Company incurred interest costs of $1,073,968 with Bank One, $91,000 related to the Bridge Financing, $573,633 as amortization of loan discount costs and $1,639 with other parties.

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

     Thereafter, throughout 1996, the Company completed the acquisition of various working interests in additional producing oil and gas properties. On May 16, 1996, the Company completed the Comstock Acquisition which included various working interests in 145 producing oil and gas properties for consideration of $6,430,195 and on May 20, 1996 it completed the Stratum Acquisition including the 7% overriding royalty interest in the Johnson Ranch Acquisition properties for $800,000. It expended $3,270,000 for the acquisition of various working interests in approximately 120 wells from various sellers on August 5, 1996 and on December 27, 1996 it completed the Athena Acquisition for $4,200,000. Herein, the foregoing acquisitions completed in 1996 (including the January 1996 Transactions) are referred to as the "1996 Acquisitions."

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

     On May 15, 1997, the Company acquired from Fina Oil and Chemical Company various working interests in 20 producing gas wells located in Beaver County, Oklahoma and Clarke County, Kansas. The purchase price was $3,350,000 after reflecting closing adjustments. The Company operates all 20 producing wells. Of the purchase price, $3,100,000 was provided through the Bank One Credit Facility with the remaining funds coming from the Company's working capital.

     On February 17, 1997, the Company and Bank One, Texas, N.A., entered into a Restated Loan Agreement (the "Credit Facility") which currently enables the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. As of June 30, 1997, the aggregate available to be borrowed under the Credit Facility is comprised of a $35,100,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

     On February 18, 1997, the Company drew down the borrowing base and the Special Advance Facility for a total of $41,668,000. These funds were used to repay all existing Bank One debt outstanding in the amount of $21,264,000, to partially finance the February 18, 1997 Huffman, Norse and Horizon acquisitions in the amount of $19,404,000 and to pay a $1,000,000 loan fee to Bank One. On May 15, 1997 the Company drew down an additional $3,100,000 from the borrowing base. These funds were used to finance a portion of the Fina Acquisition. Also, on May 23, 1997, and on June 25, 1997, the Company drew down $585,563 and $896,749,

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

respectively, from the Special Drilling Facility. These funds were used to finance drilling costs on four wells and completion costs on two of these wells.

     The terms of the Credit Facility currently provide for payments at the rate of $240,000 on March 1, 1997 and increasing to $475,000 per month commencing April 1, 1997, with all outstanding principal and interest due and payable on January 30, 1999. The Special Advance Facility of $10,000,000 is due on September 1, 1997. Interest on the borrowing base loan is payable, at the option of the Company, either at the rate of 1% over the lending bank's base rate (9.50% at June 30, 1997) or up to 3.75% (based on the principal balance outstanding) over the rate for borrowed dollars by the lending bank in the London Interbank market. Interest on the Special Advance Facility is payable at the rate of 3% over the lending bank's base rate. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company (i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a debt service coverage ratio of net cash flow per quarter to required quarterly reduction of indebtedness of not less than 1.10 to 1.0, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities, (iv) maintain selling, general and administrative expenses per quarter not in excess of 25% of consolidated net revenues for the quarter ended March 31, 1997 and 20% of consolidated net revenues for all subsequent quarters and (v) to arrange for hedges covering not less than 75% of the Company's proved developed production of oil and natural gas for a period of not less than twelve months with minimum floor prices to be mutually agreed upon by the Company and Bank One. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. The Company has asked for and received a waiver from Bank One for the 1.0 to 1.0 current ratio covenant and for the 1.1 to 1.0 debt coverage ratio as the Company was not in compliance with these covenants at June 30, 1997.

     Under the terms of the Credit Facility, the Company is prohibited from paying dividends on its Common Stock. In addition, so long as 3,145 shares of 7-1/2% Cumulative Preferred Stock are outstanding, the Company is restricted from paying any dividends on its Common Stock.

     In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bears interest at 5% per annum and matured on April 18, 1997, however, the lender has extended the maturity date to September 30, 1997 for additional consideration of 200,000 shares of the Company's common stock. The remaining $2,000,000 bears interest at 12% per annum and matures on October 31, 1997. In the event the principal and accrued interest is not paid when due, such amount is automatically converted into a number of shares of the Company's Common Stock determined by dividing such amount by a sum equal to 75% of the closing bid price for the Company's Common Stock on the five (5) days prior to the maturity date, with respect to the $2,500,000 obligation, and on the maturity date with respect to the $2,000,000 obligation. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan, on May 13, 1997, and on July 31, 1997, the Company agreed to

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

issue an additional 100,000 shares (200,000 total) of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 and $1.81 per share, respectively. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

     It is the Company's intention to pay these notes prior to their maturity dates, using proceeds from the Credit Facility or other debt or equity financing, however, should the notes not be paid prior to maturity they would convert into approximately 3,294,000 shares of the Company's common stock based on the trading price of the stock on June 30, 1997. In addition, if the Company is unable to repay the Bridge Financing Notes, a premium attributable to the conversion discount will be recognized as additional interest expense of approximately $1,500,000 based on the June 30, 1997 market price. Management currently believes that funds will be obtained to repay the Bridge Financing Notes prior to conversion, and accordingly, the contingent loan discount has not been recorded in the June 30, 1997 financial statements.

     On June 30, 1997, the Company entered into an agreement with two affiliates of HS Resources, Inc. ("HS") to acquire various working interests in 101 oil and gas wells located in Eddy and Chavez Counties, New Mexico and 150 wells in various counties throughout the Anadarko Basin of Western Oklahoma. The purchase price of the acquisition is $27.5 million. Additionally, the Company will assign to Horizon certain of its non-strategic properties located in the Arkoma Basin in Southeastern Oklahoma with a value of approximately $1.0 million. The Company will assume operations of 142 of these wells. In connection with the HS acquisition, the Company issued 1,500,000 shares of common stock, with a market value of $1.80 per share, as a deposit toward the purchase price. The Company will re-acquire and retire the shares upon closing of the HS acquisition. Funding for the acquisition and repayment of all currently outstanding debt is expected to be available from a $100 million Senior Debt Offering which is expected to be consummated in late August, 1997.

     At June 30, 1997, the Company had total current assets of $3,510,774 including cash of $303,657 and total current liabilities of $23,527,926 including notes payable and current portion of long-term debt of $19,260,209. As a result of amending the Credit Facility in February 1997, the Company's debt service requirements under the Credit Facility and related Special Advance Facility, for the period July, 1997 through June, 1998 will be $15,700,000. Further, the $2,500,000 and $2,000,000 Bridge Notes will convert to common stock if not repaid by September 30, 1997 and October 31, 1997, respectively. While management expects the acquisitions in late 1996 and in early 1997 to increase cash flows from oil and gas production, such cash flows are not expected to be adequate to meet debt service requirements and to pay other current obligations. Accordingly, the Company will be required to either modify the terms of the restated Credit Facility or obtain other financing.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


CASH FLOW
---------

     Net cash provided by operations increased to $2,937,455 for the six months ended June 30, 1997 as compared to net cash used of $407,412 for the same period in 1996, primarily due to the cash flows generated from the 1996 and 1997 Acquisitions. The improved operating cash flows for the six month period ending June 30, 1997 relate primarily to a reduction in net loss from $3,744,895 in 1996 to 748,990 in 1997 adjusted for non-cash charges.

     The Company used $29,065,208 of net cash in investing activities for the six months ended June 30, 1997 compared to net cash used of $25,388,492 for the same period in 1996. This was primarily due to the acquisitions of Norse, Horizon, Huffman, and Evergreen for $24,119,320, the Fina Acquisition for 3,348,000 and oil and gas property enhancements in the amount of $1,406,287.

     Net cash provided by financing activities for the six months ended June 30, 1997 was $26,224,762 compared to $25,781,156 provided in 1996. The June 30, 1997 amount includes proceeds from short and long-term debt of $50,750,312, less repayments of $23,411,451 on long-term debt and the payment of $1,368,933 in loan costs.


CAUTIONARY STATEMENT - Reference is made to the Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which Cautionary Statement is incorporated herein by reference.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

                 Not Applicable

Item 2.  Changes in Securities

                 Not applicable

Item 3.  Defaults Upon Senior Securities

                 Not applicable

Item 4.  Submission of Matters to a Vote of Security Holder

                 Not applicable

Item 5. Other Information

                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits:

                      15 - Letter Regarding Unaudited Interim Financial
                           Information

                      27 - Financial Data Schedule

                 (b)  Reports on Form 8-K

                      During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated April 16, 1997 in response to Item 5 thereof.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GOTHIC ENERGY CORPORATION



DATE:  AUGUST  13, 1997      BY:  /S/ MICHAEL PAULK
                                  -----------------------------------
                                  MICHAEL PAULK,
                                  PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:  AUGUST  13, 1997      BY:  /S/ ANDREW MCGUIRE
                                  ------------------------------------
                                  ANDREW MCGUIRE,
                                  CONTROLLER