Form 10QSB
period 1997-09-30
GOTHIC ENERGY CORP
filed 1997-11-13
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period from ________________ to _________________.

                        Commission file number 0-19753
             ----------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 1997, 16,240,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

   ITEM 1 - FINANCIAL STATEMENTS

   Consolidated Unaudited Balance Sheets
   September 30, 1997 and December 31, 1996.......................         3

   Consolidated Unaudited Statements of Operations
   Nine Months ended September 30, 1997 and 1996..................         4

   Consolidated Unaudited Statements of Operations
   Three Months ended September 30, 1997 and 1996.................         5

   Consolidated Unaudited Statements of Cash Flows
   Nine Months ended September 30, 1997 and 1996..................         6

   Notes to Unaudited Consolidated Financial Statements...........         7

   Report of Review by Independent Accountants....................        12

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

   Management's Discussion and Analysis or
    Plan of Operations............................................        13


PART II - OTHER INFORMATION                                              PAGE

   Item 1 - Legal Proceedings.....................................        20

   Item 2 - Changes in Securities.................................        20

   Item 3 - Defaults Upon Senior Securities.......................        20

   Item 4 - Submission of Matters to a Vote of Security Holders...        20

   Item 5 - Other Information.....................................        20

   Item 6 - Exhibits and Reports on Form 8-K......................        20

   Signatures.....................................................        21

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,              DECEMBER 31,
                        ASSETS                                               1997                      1996
                        ------                                        -----------------         -----------------
                                                                         (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 13,817,758              $    206,648
  Oil and gas receivable                                                    4,219,146                 2,802,140
  Receivable from officers and employees                                       75,566                    51,932
  Assets held for sale                                                              -                   209,740
  Other                                                                       103,624                    78,786
                                                                         ------------              ------------
  TOTAL CURRENT ASSETS                                                   $ 18,216,094              $  3,349,246

PROPERTY AND EQUIPMENT:
  Oil and gas properties on full cost method:
     Properties being amortized                                            91,025,898                39,857,665
     Unproved properties not subject to amortization                        5,893,000                         -
  Gas gathering and processing system                                       5,404,006                         -
  Equipment, furniture and fixtures                                           406,297                   328,492
  Accumulated depreciation and depletion                                   (7,469,319)               (3,636,414)
                                                                         ------------              ------------
PROPERTY AND EQUIPMENT, NET                                              $ 95,259,882              $ 36,549,743

OTHER ASSETS, NET                                                           1,460,763                 1,566,894
NOTES RECEIVABLE FROM OFFICERS AND DIRECTORS                                  336,140                         -
                                                                         ------------              ------------
TOTAL ASSETS                                                             $115,272,879              $ 41,465,883
                                                                         ============              ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable trade                                                    1,583,156                 1,336,854
  Revenues payable                                                          1,991,322                 1,978,221
  Accrued interest expense                                                    738,356                         -
  Accrued liabilities                                                         266,692                   512,400
  Current portion long-term debt                                                    -                 5,927,660
                                                                         ------------              ------------

  TOTAL CURRENT LIABILITIES                                                 4,579,526                 9,755,135

LONG-TERM DEBT:                                                           100,000,000                15,854,000
  Less:  Unamortized discount and loan costs                               (5,396,438)                        -
                                                                         ------------              ------------
LONG-TERM DEBT, NET                                                        94,603,562                15,854,000

GAS IMBALANCE LIABILITY                                                       819,708                 1,025,266

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05, authorized 500,000 shares;
    issued and outstanding  0 and 5,540 shares                                      -                       277
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 16,235,640 and 12,381,857 shares                   162,357                   123,819
  Additional paid in capital                                               36,070,808                33,321,990
  Accumulated deficit                                                     (20,963,082)              (18,614,604)
                                                                         ------------              ------------
  TOTAL STOCKHOLDERS' EQUITY                                               15,270,083                14,831,482
                                                                         ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $115,272,879              $ 41,465,883
                                                                         ============              ============

                             See accompanying notes

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -----------------------------
                                                                          1997            1996
                                                                     ------------     ------------
REVENUE:
  Oil and gas sales                                                  $ 12,539,261     $ 7,270,252
  Gas system revenue                                                    3,119,668               -
  Well operations                                                         951,833         754,160
                                                                     ------------     -----------
                                                                     $ 16,610,762     $ 8,024,412

COSTS AND EXPENSES:
  Lease operating expense                                               4,767,538       3,481,114
  Gas system expense                                                    2,414,430               -
  Depreciation, depletion and amortization                              3,804,200       2,318,975
  General and administrative expense                                    1,654,577       1,250,484
  Provision for impairment of oil and gas properties                            -       5,050,000
                                                                     ------------     -----------
Operating income (loss)                                                 3,970,017      (4,076,161)
Interest expense and amortization of debt issuance costs               (5,240,950)     (1,061,017)
Interest and other income                                                  93,271          48,705
                                                                     ------------     -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                        (1,177,662)     (5,088,473)

INCOME TAX BENEFIT                                                              -       2,992,547
                                                                     ------------     -----------

LOSS BEFORE EXTRAORDINARY ITEM                                         (1,177,662)     (2,095,926)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                     (906,998)     (1,432,973)
                                                                     ------------     -----------

NET LOSS                                                             $ (2,084,660)    $(3,528,899)

PREFERRED DIVIDEND                                                        263,818         277,000
PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT                         -         575,584
                                                                     ------------     -----------

NET LOSS AVAILABLE FOR COMMON SHARES                                 $ (2,348,478)    $(4,381,483)
                                                                     ============     ===========

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM /(a)/                $       (.11)    $      (.26)
                                                                     ============     ===========

LOSS PER COMMON SHARE, PRIMARY AND FULLY DILUTED                     $       (.18)    $      (.38)
                                                                     ============     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             13,268,699      11,443,994
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

                             See accompanying notes

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       FOR THE THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -----------------------------
                                                                          1997            1996
                                                                     ------------     ------------
REVENUE:
  Oil and gas sales                                                  $  4,514,425     $ 2,927,126
  Gas system revenue                                                      940,824               -
  Well operations                                                         320,601         270,295
                                                                     ------------     -----------
                                                                        5,775,850       3,197,421

COSTS AND EXPENSES:
  Lease operating expense                                               1,546,015       1,421,379
  Gas system expense                                                      672,096               -
  Depreciation, depletion and amortization                              1,131,000         732,193
  General and administrative expense                                      613,789         432,160
                                                                     ------------     -----------

Operating income                                                        1,812,950         611,689
Interest expense and amortization of debt issuance costs               (2,314,813)       (412,756)
Interest and other income                                                  73,191          17,063
                                                                     ------------     -----------

Income (loss) before extraordinary item                                  (428,672)        215,996

Loss on early extinguishment of debt                                     (906,998)              -
                                                                     ------------     -----------

NET INCOME (LOSS)                                                      (1,335,670)        215,996

PREFERRED DIVIDEND                                                         68,033         103,875

PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT                         -         215,844
                                                                     ------------     -----------

NET LOSS AVAILABLE FOR COMMON SHARES                                 $ (1,403,703)    $  (103,723)
                                                                     ============     ===========

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM/(A)/                 $       (.04)    $      (.01)
                                                                     ============     ===========

LOSS PER COMMON SHARE, PRIMARY AND FULLY DILUTED                     $       (.10)    $      (.01)
                                                                     ============     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             14,150,957      12,353,190
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


                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ------------------------------
                                                                          1997             1996
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (2,084,660)    $ (3,528,899)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                              3,804,200        2,318,975
  Amortization of discount and loan costs                               1,546,516                -
  Provision for impairment of oil and gas properties                            -        5,050,000
  Deferred income tax benefit                                                   -       (2,992,547)
  Loss on early extinguishment of debt                                    906,998        1,432,973

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                                      (1,440,640)        (899,853)
  (Increase) decrease  in other current assets                            (24,838)          57,226
  Increase in accounts and revenues payable                               258,573          500,878
  Decrease in gas imbalance payable                                      (468,558)               -
  Increase (decrease) in accrued liabilities                              448,527         (754,667)
  Decrease in other assets                                                357,181          226,555
                                                                     ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,303,299        1,410,641

NET CASH USED BY INVESTING ACTIVITIES:
  Increase in notes receivable                                           (336,140)               -
  Proceeds from sale of investment                                              -          200,000
  Proceeds from collection on note receivable                                   -          123,000
  Proceeds from sale of property and equipment                            457,462          991,507
  Purchase of property and equipment                                  (58,872,486)     (11,552,620)
  Property development                                                 (3,635,575)        (676,216)
  Acquisition of business, net of cash acquired                                 -      (17,592,973)
                                                                     ------------     ------------

NET CASH USED BY INVESTING ACTIVITIES                                 (62,386,739)     (28,507,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                        14,500,000                -
  Payment of short-term debt                                          (14,500,000)      (1,560,000)
  Proceeds from long-term debt                                        136,597,052       21,022,395
  Payment of long-term debt                                           (61,863,391)      (8,768,135)
  Proceeds from sale of common stock, net                                       -       13,141,368
  Proceeds from sale of preferred stock, net                                    -        3,997,430
  Proceeds from exercise of common stock warrants                         335,000                -
  Payment of loan fees                                                 (2,084,247)               -
  Payment of dividends                                                   (219,698)        (173,125)
  Other                                                                   (70,166)        (249,412)
                                                                     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              72,694,550       27,410,521

NET CHANGE IN CASH AND CASH EQUIVALENTS                                13,611,110          313,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            206,648          157,559
                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 13,817,758     $    471,419
                                                                     ============     ============

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   GENERAL AND ACCOUNTING POLICIES

     BUSINESS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Gothic Gas Corporation ("Gothic Gas"), since its inception in 1995. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, New Mexico and Kansas.

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

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the full year.

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


NOTE 2.   OIL AND GAS PROPERTY ACQUISITIONS

     HS ACQUISITION - On September 9, 1997, the Company acquired from two affiliates of HS Resources, Inc. ("HS") various working interests in a total of approximately 250 oil and gas producing wells located in New Mexico and Oklahoma (the "HS Acquisition"). The purchase price for the properties (the "HS Properties") was $27,500,000, plus the transfer of certain producing properties owned by the Company having a value of less than $1,000,000, subject to final closing adjustments. The HS Acquisition had an effective date of July 1, 1997. The New Mexico properties acquired from HS consist of working interests in approximately 100 wells located in four fields in Chavez and Eddy counties in the Delaware/Permian basin. The Company operates 92 of these wells. The Oklahoma properties acquired from HS consist of working interests in approximately 150 wells located in various fields in the Anadarko Basin where the Company has other operations. The Company operates 50 of these wells.

     KERR-MCGEE ACQUISITION - On August 12, 1997, the Company acquired from Kerr-McGee Corporation ("Kerr-McGee") various working interests and royalty interests in 162 wells located in Canadian and Grady Counties, Oklahoma for $3,600,000, subject to final closing adjustments. The Company is the operator of 16 of these wells.

     FINA ACQUISITION - On May 15,1997, the Company acquired from Fina Oil and Chemical Company various working interests in 20 producing gas wells located in Beaver County, Oklahoma and Clarke County, Kansas. The purchase price was $3,350,000 after reflecting closing adjustments. The Company operates all 20 producing wells.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   OIL AND GAS PROPERTY ACQUISITIONS (CONTINUED)

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

     EVERGREEN ACQUISITION - On March 13, 1997, the Company also entered into a purchase and sale agreement with Evergreen Investments, Inc. ("Evergreen"), to acquire various working interests in three oil and gas producing properties and an additional 4.17% interest in the Sycamore System for $733,316. The oil and gas wells are located in the same producing area as the Norse and Huffman acquisitions.

     As noted above, in addition to acquiring interests in oil and gas properties, the Company acquired an aggregate 55% interest in the Sycamore System in connection with the Norse, Huffman and Evergreen acquisitions. A portion of the purchase price paid in connection with each of these acquisitions was allocated to the Sycamore System based on the relative discounted future cash flows of the Sycamore System to be derived from the gas system operations throughput, in relation to the discounted future cash flows of the oil and gas properties acquired in each of these acquisitions. The Sycamore System is accounted for in the Company's financial statements under the proportionate consolidation method of accounting because the minority owner controls the management of the system. Under the proportionate consolidation method of accounting, the Company recognizes its proportionate share of the assets, liabilities, revenue and expense.


NOTE 3.   FINANCING ACTIVITIES

     CREDIT FACILITY

     On February 17, 1997, the Company and Bank One, Texas, N.A., ("Bank One") entered into a Restated Loan Agreement (the "Credit Facility") which enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. The aggregate available to be borrowed under the Credit Facility was comprised of a $35,100,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility"). On September 9, 1997, the Company repaid in full the

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   FINANCING ACTIVITIES (CONTINUED)

outstanding borrowings under the Credit Facility with a portion of proceeds form the issuance of $100 million principal amount of 12 1/4% Senior Notes due 2004 ("Senior Notes"). See Note 4. The transaction resulted in a loss on early extinguishment of debt of $906,998 and is shown as an extraordinary item in the Statement of Operations.

     In September 1997, the Company entered into a substantially revised credit facility with BankOne consisting of a revolving line of credit with an initial borrowing base of $30 million. Borrowings under the Credit Facility are initially limited to the aquisition, development and exploitation of producing oil and gas properties. The borrowing base will be redetermined at least semiannually and may require mandatory principal reductions by an amount determined by BankOne from time to time. At September 30, 1997, the Company had no borrowings outstanding under the Credit Facility. The Facility matures January 30, 1999. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne. The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company
(i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a consolidated minimum interest coverage ratio of 1.5 to 1.0 as of the end of each calendar quarter for the preceding four quarters beginning with the quarter ending September 30, 1997 and 2.0 to
1.0 as of the end of each calendar quarter for the preceding four quarters beginning with the quarter ending September 30, 1998 and, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

     NOTES PAYABLE

     In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bore interest at 5% per annum and matured on April 18, 1997, however, the lender extended the maturity date to September 30, 1997 for additional consideration of 200,000 shares of the Company's common stock. The remaining $2,000,000 bore interest at 12% per annum and had a maturity date of October 31, 1997. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan, on May 13, 1997, and on July 31, 1997, the Company agreed to issue an additional 100,000 shares (200,000 total) of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 and $1.81 per share, respectively. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

     On September 9, 1997, the Company repaid the outstanding indebtedness under the Bridge Financing plus accrued interest with a portion of the proceeds from the issuance of the Company's Senior Notes.


NOTE 4.   12  1/4% SENIOR NOTES DUE 2004

     On September 9, 1997, the Company completed the sale of 100,000 units consisting of an aggregate of $100,000,000 principal amount of 12 1/4% Senior Notes due 2004 and 1,400,000 Warrants to purchase an aggregate of 1,400,000 shares of Common Stock of the Company at a purchase price of $3.00 per share. The net proceeds to the Company from the sale of the units were approximately $95,729,000, net of offering costs of $4,271,000, and were used to complete the HS Acquisition for $27,500,000, repay the BankOne Credit Facility balances of $47,444,000, repay other indebtedness and accrued interest of $4,703,000 and apply approximately $16,082,000 to working capital. The estimated fair value of the 1,400,000 warrants issued in connection with the offering was $1,190,000.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   12  1/4% SENIOR NOTES DUE 2004 (CONTINUED)

Such amount has been treated as an original issue discount, and together with the offering costs are being amortized over the life of the Senior Notes using the effective interest method.

     The Senior Notes bear interest at an annual rate of 12 1/4%, payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future unsecured senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     The Indenture contains certain covenants limiting the Company and its Restricted Subsidiaries, as defined, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

     In the event the Company consummates one or more Equity Offerings, as defined, on or prior to September 1, 1998, the Company, at its option, may redeem up to $25.0 million of the aggregate principal amount of the Senior Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 112.25% of the aggregate principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at lease $75.0 million of the aggregate principal amount of the Senior Notes remains outstanding.

     Upon a Change of Control, as defined, the Company will be required, subject to certain conditions, to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

     The Senior Notes are unconditionally guaranteed ("the Guarantee") by the two subsidiaries of the Company, Gothic Energy of Texas, Inc. and Gothic Gas Corporation ("Guarantors"). The Guarantee is a general unsecured senior obligation of the Guarantors, ranking pari passu with all existing and future subordinated indebtedness of Guarantors. The Indenture provides that all existing and future Restricted Subsidiaries shall enter into the Guarantee.


NOTE 5.   STOCKHOLDERS' EQUITY

     During the nine months ending September 30, 1997, the Company issued an aggregate of 3,054,783 shares of its common stock upon conversion of 5,540 shares of its 7 1/2% Cumulative Convertible Preferred Stock. After conversion of these preferred shares, there are no remaining shares of preferred stock outstanding.

     During the nine months ending September 30, 1997, the Company also issued 335,000 shares of its common stock upon conversion of outstanding warrants. The warrants entitled the holders to purchase an aggregate of 335,000 shares of the Company's common stock at a price of $1.00 per share. Additionally, the Company issued 200,000 shares of its common stock during the period as consideration to extend the maturity date of a note payable by the Company (See Note 3).

     Also, during the nine months ended September 30, 1997, in connection with the Senior Notes offering, the Company issued warrants to purchase 1,400,000 shares of the Company's common stock for $3.00 per share, which warrants were valued at $1,190,000. (See Note 4)

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   SUBSEQUENT EVENTS

     On October 24, 1997 the Company entered into an agreement to sell various working and royalty interests in approximately 400 oil and gas wells located mostly in the Anadarko Basin of Oklahoma. The Company currently operates 9 of these wells. The sales price is approximately $3,700,000 and is expected to close during the fourth quarter.

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiaries as of September 30, 1997 and the related consolidated statements of operations for the three and nine months ended September 30, 1997, and the consolidated statement of cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND, L.L.P.


Tulsa, Oklahoma
November 10, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 SEPTEMBER 30, 1996

     Total revenues were $16,610,762 for the nine months ended September 30, 1997, as compared to $8,024,412 for the nine months ended September 30, 1996. Oil and gas sales for the nine months ended September 30, 1997 increased to $12,539,261, with $2,496,262 from oil sales, $9,685,519 from gas sales and
$357,480 from the settlement of gas imbalances, as compared to oil and gas sales of $7,270,252 for the nine months ended September 30, 1996, with $2,648,801 from oil sales and $4,621,451 from gas sales. Of this $5,269,009 increase in oil and gas sales, approximately $4,629,000 related to increases in volumes of gas sold, and approximately $42,000 and $407,000 related to increases in the average prices of oil and gas sold, respectively, partially offset by $194,000 related to decreases in volumes of oil sold. The increase also includes the settlement of gas imbalances discussed above. The increase in volumes of gas sold resulted primarily from the 1997 acquisitions of HS, Kerr-McGee, Fina, Norse, Horizon, Huffman and Evergreen. Oil sales for the nine month period ending September 30, 1997 were based on the sale of 121,553 barrels at an average price of $20.54 per barrel as compared to 131,020 barrels at an average price of $20.22 per barrel for the comparable period in 1996. Gas sales for the nine month period ending September 30,1997 were based on the sale of 4,601,200 mcf at an average price of $2.10 per mcf compared to 2,396,746 mcf at an average price of $1.93 per mcf for the comparable period in 1996. Also included in the Company's revenue total for the nine month period ending September 30, 1997 is $3,119,668 related to the sale of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility acquired effective January 1, 1997.

     The Company incurred lease operating expenses for the nine months ended September 30, 1997 of $4,767,538 compared with lease operating expenses of $3,481,114 for the nine months ended September 30, 1996. Lease operating expenses include approximately $823,000 and $377,000 in production taxes which the Company incurred from its share of production in the first nine months of
1997 and 1996, respectively.   The increase in lease operating expenses is a
result of the HS, Kerr-McGee, Fina, Norse, Huffman, Horizon and Evergreen acquisitions during 1997. Lease operating expenses as a percentage of oil and gas sales were 38% for the nine months ended September 30, 1997 as compared to 48% for the same period in 1996. The Company also incurred $2,414,430 in operating costs associated with the Sycamore System during the nine months ended September 30, 1997.

     Depreciation, depletion and amortization expense was $3,804,200 for the nine months ended September 30, 1997 as compared to $2,318,975 for the nine months ended September 30, 1996. The increase resulted primarily from the increased production associated with the HS, Kerr-McGee, Fina, Norse, Huffman, Horizon and Evergreen acquisitions during 1997 and depreciation on the Company's interest in the Sycamore System acquired in January 1997.

     General and administrative costs were $1,654,577 for the nine months ended September 30, 1997, as compared to $1,250,484 for the nine months ended September 30, 1996. This increase was primarily the result of increases in legal and accounting costs, outside consulting costs associated with the HS, Kerr-McGee, Fina, Norse, Horizon and Huffman properties, salary and employee benefit costs, and an increase in various other costs, all associated with the growth of the Company in 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Interest and debt issuance costs were $5,240,950 for the nine months ended September 30, 1997 as compared to $1,061,017 for the nine months ended September 30, 1996. The increase was primarily the result of the Company's amending and restating its Credit Facility with Bank One during the first quarter of 1997 and the completion of the sale of the Senior Notes in September of 1997. The Company incurred interest costs of $2,742,313 with Bank One, $738,356 related to the Senior Notes, $203,000 related to the Bridge Financing, $1,546,516 as amortization of loan discount costs and $10,765 with other parties.

     The Company also recorded $93,271 in interest and other income during the nine months ended September 30, 1997 compared to $48,705 in 1996. The 1997 amount includes $45,085 of interest income related to the invested proceeds from the offering.

     The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $906,998 during the quarter ended September 30, 1997 related to the repayment of the BankOne Credit Facility, prior to the stated maturity. The Company also recorded an extraordinary loss of $1,432,973 on the early extinguishment of debt during the quarter ended March 31, 1996.

     During the nine months ended September 30, 1997, the Company spent $3,635,575 on capital enhancements and $58,872,486 on acquiring additional producing properties, as compared to $676,216 and $11,552,620 spent on capital enhancements and property acquisitions, respectively, during 1996. The 1997 amounts were primarily related to the HS, Kerr-McGee, Fina, Norse, Horizon, Huffman and Evergreen Acquisitions, and expanded development activity by the Company. The Company also incurred $263,818 in preferred dividends on its 7-1/2% Cumulative Convertible Preferred Stock during the nine months ended September 30, 1997, as compared to $852,584 incurred during the same period in 1996. Included in the 1996 amount was an imputed dividend of $575,584 related to the issuance in January 1996 of preferred stock which is convertible into the Company's common stock at a discount from market.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1996

     Total revenues were $5,775,850 for the three months ended September 30, 1997, as compared to $3,197,421 for the three months ended September 30, 1996. Oil and gas sales for the three months ended September 30, 1997 increased to $4,514,425 with $858,534 from oil sales, $3,499,424 from gas sales and $156,467 from the settlement of gas imbalances, as compared to oil and gas sales of $2,927,126 for the three months ended September 30, 1996, with $1,071,681 from oil sales and $1,855,445 from gas sales. Of this $1,587,299 increase in oil and gas sales, approximately $1,413,000 related to increases in volumes of gas sold, and approximately $229,000 related to an increase in the average price of gas sold, partially offset by $107,000 and $106,000, related to decreases in volumes of oil sold and a decrease in the average price of oil, respectively. The increase also includes the settlement of gas imbalances discussed above. Oil sales for the third quarter of 1997 were based on the sale of 42,953 barrels at an average price of $19.99 per barrel as compared to 48,294 barrels at an average price of $22.19 per barrel in the third quarter of 1996. Gas sales in the third quarter of 1997 were based on the sale of 1,673,189 mcf at an average price of $2.09 per mcf compared to 997,058 mcf at an average price of $1.86 per mcf in the third quarter of 1996. Also included in the Company's revenue total for the quarter ended September 30, 1997 is $940,824 related to the sale of natural gas and related products from the Company's interest in the Sycamore System acquired effective January 1, 1997.

     The Company incurred lease operating expenses for the three months ended September 30, 1997 of $1,546,015 compared with lease operating expenses of $1,421,379 for the three months ended September 30, 1996. Lease operating expenses include approximately $307,000 and $148,000 in production taxes which the Company incurred from its share of production in the third quarter of 1997
and 1996, respectively.   The increase in lease operating expenses is a result
of the HS, Kerr-McGee, Fina, Norse, Huffman, Horizon and Evergreen acquisitions during 1997. Lease operating expenses as a percentage of oil and gas sales were 34% in the third quarter of 1997 as compared to 49% in the third quarter of 1996. The Company also incurred $672,096 in operating costs associated with the Sycamore System during the quarter ended September 30, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Depreciation, depletion and amortization expense was $1,131,000 for the three months ended September 30, 1997 as compared to $732,193 for the three months ended September 30, 1996. The increase resulted primarily from the increased production associated with the HS, Kerr-McGee, Fina, Norse, Huffman, Horizon and Evergreen acquisitions during 1997 and depreciation on the Company's interest in the Sycamore System acquired in January 1997.

     General and administrative costs were $613,789 for the three months ended September 30, 1997, as compared to $432,160 for the three months ended September 30, 1996. This increase was primarily the result of an increase in salary and employee benefit costs, an increase in legal and accounting costs and other costs associated with the Company's growth.

     Interest and debt issuance costs were $2,314,813 for the three months ended September 30, 1997 as compared to $412,756 for the three months ended September 30, 1996. The increase was primarily the result of the Company's amending and restating its Credit Facility with Bank One during the first quarter of 1997 and the completion of the sale of the Senior Notes in September 1997. The Company incurred interest costs of $910,279 with Bank One, $738,356 related to the Senior Notes, $71,000 related to the Bridge Financing, $592,924 as amortization of loan discount costs and $2,254 with other parties.

     The Company also recorded $73,191 in interest and other income during the quarter ended September 30, 1997 compared to $17,063 in 1996. The 1997 amount includes $45,085 of interest income related to invested proceeds from the offering.

     The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $906,998 during the quarter ended September 30, 1997 related to the repayment of the BankOne Credit Facility, prior to the stated maturity.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

GENERAL

     On January 30, 1996, the Company completed the following transactions:
(i) it completed the Buttonwood Acquisition; (ii) it borrowed approximately $11 million pursuant to a Credit Facility; (iii) it completed the Public Offering yielding net proceeds, including net proceeds from a subsequently exercised over-allotment option, of approximately $12,966,000; and (iv) it completed the Preferred Stock Financing for aggregate consideration of $5,540,000 inclusive of $1,290,000 principal amount of a note of the Company exchanged for such shares. Herein, the Buttonwood Acquisition, the Credit Facility, the Public Offering and the Preferred Stock Financing are referred to as the "January 1996 Transactions".

     Thereafter, throughout 1996, the Company completed the acquisition of various working interests in additional producing oil and gas properties. On May 16, 1996, the Company completed the Comstock Acquisition which included various working interests in 145 producing oil and gas properties for consideration of $6,430,195 and on May 20, 1996 it completed the Stratum Acquisition including the 7% overriding royalty interest in the Johnson Ranch Acquisition properties for $800,000. It expended $3,270,000 for the acquisition of various working interests in approximately 120 wells from various sellers on August 5, 1996 and on December 27, 1996 it completed the Athena Acquisition for $4,200,000. Herein, the foregoing acquisitions completed in 1996 (including the January 1996 Transactions) are referred to as the "1996 Acquisitions".

     Financing for the acquisitions completed subsequent to the January 1996 Transactions was provided under the terms of the Credit Facility, as restated on February 17, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

     Of the deposits paid to the sellers under these agreements, aggregating $1,362,500, $1,291,295, were paid out of the proceeds from borrowings in December 1996 from Bank One, and the financing to complete these transactions was provided by the Credit Facility and the bridge financing described below.

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

     On August 12, 1997, the Company acquired from Kerr-McGee Corporation ("Kerr-McGee") various working interests and royalty interests in 162 wells located in Canadian and Grady Counties, Oklahoma for $3,600,000, subject to closing adjustments. The Company is the operator of 16 of these wells

     On September 9, 1997, the Company acquired from two affiliates of HS Resources, Inc. ("HS") various working interests in a total of approximately 250 oil and gas producing wells located in New Mexico and Oklahoma (the "HS Acquisition"). The purchase price for the properties (the "HS Properties") was $27,500,000, plus the transfer of certain producing properties owned by the Company having a value of less than $1,000,000, subject to closing adjustments. The New Mexico properties acquired from HS consist of working interests in approximately 100 wells located in four fields in Chavez and Eddy counties in the Delaware/Permian basin. The Company operates 92 of these wells. The Oklahoma properties acquired from HS consist of working interests in approximately 150 wells located in various fields in the Anadarko Basin where the Company has other operations. The Company operates 50 of these wells.

SENIOR NOTES

     On September 9, 1997, the Company completed the sale of 100,000 units consisting of an aggregate of $100,000,000 principal amount of 12 1/4% Senior Notes due 2004 ("Senior Notes") and 1,400,000 Warrants to purchase an aggregate of 1,400,000 shares of Common Stock of the Company at a purchase price of $3.00 per share. The proceeds to the Company from the sale of the units were approximately $95,729,000, net of offering costs of $4,271,000, and were used to complete the HS Acquisition for $27,500,000, repay the BankOne Credit Facility balances of $47,444,000, repay other indebtedness and accrued interest of $4,703,000 and apply approximately $16,082,000 to working capital. The estimated fair value of the 1,400,000 warrants issued in connection with the offering was $1,190,000. Such amount has been treated as an original issue discount, and together with the offering costs are being amortized over the life of the Senior Notes using the effective interest method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     The Senior Notes bear interest at an annual rate of 12 1/4%, payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future unsecured senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     The Indenture contains certain covenants limiting the Company and its Restricted Subsidiaries, as defined, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

     In the event the Company consummates one or more Equity Offerings, as defined, on or prior to September 1, 1998, the Company, at its option, may redeem up to $25.0 million of the aggregate principal amount of the Senior Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 112.25% of the aggregate principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least $75.0 million of the aggregate principal amount of the Senior Notes remains outstanding.

     Upon a Change of Control, as defined, the Company will be required, subject to certain conditions, to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

     The Senior Notes are unconditionally guaranteed ("the Guarantee") by the two subsidiaries of the Company, Gothic Energy of Texas, Inc. and Gothic Gas Corporation ("Guarantors"). The Guarantee is a general unsecured senior obligation of the Guarantors, ranking pari passu with all existing and future subordinated indebtedness of Guarantors. The Indenture provides that all existing and future Restricted Subsidiaries shall enter into the Guarantee.

CREDIT FACILITY

     On February 17, 1997, the Company and Bank One, Texas, N.A., ("Bank One") entered into a Restated Loan Agreement (the "Credit Facility") which enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. The aggregate available to be borrowed under the Credit Facility was comprised of a $35,100,000 borrowing availability (the "borrowing base") based on the Company's oil and gas reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility"). On September 9, 1997, the Company repaid in full the outstanding borrowings under the Credit Facility with a portion of proceeds form the issuance of the Senior Notes. The transaction resulted in a loss on early extinguishment of debt of $906,998 and is shown as an extraordinary item in the Statement of Operations.

     In September 1997, the Company entered into a substantially revised credit facility with BankOne consisting of a revolving line of credit with an initial borrowing base of $30 million. Borrowings under the Credit Facility are initially limited to the aquisition, development and exploitation of producing oil and gas properties. The borrowing base will be redetermined at least semiannually and may require mandatory principal reductions by an amount determined by BankOne from time to time. At September 30, 1997, the Company had no borrowings outstanding under the Credit Facility. The Facility matures January 30, 1999. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne. The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. The indebtedness is collateralized by first liens on all of the Company's oil and gas properties. The Credit Facility includes various affirmative and negative covenants, including, among others, the requirements that the Company
(i), maintain a ratio of current assets to current liabilities, as defined, of no less than 1.0 to 1.0, (ii) maintain a consolidated minimum interest coverage ratio of 1.5 to 1.0 as of the end of each calendar quarter for the preceding four quarters beginning with the quarter ending September 30, 1997 and 2.0 to
1.0 as of the end of each calendar quarter for the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

preceding four quarters beginning with the quarter ending September 30, 1998 and, (iii) maintain minimum tangible net worth at the end of each fiscal quarter of $10,250,000, plus certain percentages of net income and proceeds received from the sale of securities. Material breaches of these or other covenants which are not cured or waived could result in a default under the Credit Facility resulting in the indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan.

NOTES PAYABLE

     In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bore interest at 5% per annum and matured on April 18, 1997, however, the lender extended the maturity date to September 30, 1997 for additional consideration of 200,000 shares of the Company's common stock. The remaining $2,000,000 bore interest at 12% per annum and had a maturity date of October 31, 1997. As additional consideration for making the loan, the investors also purchased at a price of $.01 per share a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. As consideration for extending the maturity date of the $2,500,000 loan, on May 13, 1997, and on July 31, 1997, the Company agreed to issue an additional 100,000 shares (200,000 total) of common stock for $.01 per share when the fair value of the Company's common stock was $2.25 and $1.81 per share, respectively. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

     On September 9, 1997, the Company repaid the outstanding indebtedness under the Bridge Financing plus accrued interest with a portion of the proceeds from the issuance of the Company's Senior Notes.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and gas properties. In general, because the oil and gas reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional oil and gas properties or entering into joint oil and gas well development arrangements. The Company currently has approximately $13,800,000 in cash and available borrowing capability of $30,000,000 under its credit facility to pursue its business strategy of additional property acquisition and development. The Company has no present arrangements to raise additional capital from the sale of its securities or to enter into joint development arrangements.

     On October 24, 1997 the Company entered into an agreement to sell various working and royalty interest in approximately 400 oil and gas wells located mostly in the Anadarko Basin of Oklahoma. The Company currently operates 9 of these wells. The sales price is approximately $3,700,000 and is expected to close during the fourth quarter.

CASH FLOW

     Net cash provided by operations increased to $3,303,299 for the nine months ended September 30, 1997 as compared to net cash provided of $1,410,641 for the same period in 1996, primarily due to the cash flows generated from the 1996 and 1997 Acquisitions. The improved operating cash flows for the nine month period ended September 30, 1997 relate primarily to a reduction in net loss from $3,528,899 in 1996 to 2,084,660 in 1997 adjusted for non-cash charges.

     The Company used $62,386,739 of net cash in investing activities for the nine months ended September 30, 1997 compared to net cash used of $28,507,302 for the same period in 1996. This was primarily due to the acquisitions of HS and Kerr-McGee for $30,752,448, the acquisitions of Norse, Horizon, Huffman, and Evergreen for $24,119,320, the Fina Acquisition for 3,348,000 and oil and gas property enhancements in the amount of $3,635,575.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Net cash provided by financing activities for the nine months ended September 30, 1997 was $72,694,550 compared to $27,410,521 provided in 1996. The September 30, 1997 amount includes proceeds from short and long-term debt of $151,097,052, less repayments of $76,363,391 on short and long-term debt and the payment of $2,084,247 in loan fees.


THE YEAR 2000 ISSUE

     Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.


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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               15 - Letter Regarding Unaudited Interim Financial Information

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated June 30, 1997 in response to Item 5 thereof.

               During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated September 9, 1997 in response to Items 2, 5 and 7 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOTHIC ENERGY CORPORATION



DATE:   NOVEMBER 12, 1997           BY:  /S/ MICHAEL PAULK
                                         -------------------------------------
                                         MICHAEL PAULK,
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER



DATE:   NOVEMBER 12, 1997           BY:  /S/ ANDREW MCGUIRE
                                         -------------------------------------
                                         ANDREW MCGUIRE,
                                         CONTROLLER