Form 10KSB40
period 1997-12-31
GOTHIC ENERGY CORP
filed 1998-04-02
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

Mark One:
        [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.
        For the fiscal year ended DECEMBER 31, 1997; or

        [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
        For the transition period from __________ to __________.

                          COMMISSION FILE NO. 0-19753

                           GOTHIC ENERGY CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

OKLAHOMA                                                              22-2663839
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification  No.


5727 SOUTH LEWIS AVENUE - SUITE 700 - TULSA, OKLAHOMA                      74105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                               Zip Code)


                                (918)  749-5666
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


        Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
None                                                                        None

     Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
      REDEEMABLE COMMON STOCK PURCHASE WARRANTS EXPIRING JANUARY 24, 2001
--------------------------------------------------------------------------------
                             (Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year:  $23,263,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 1998 was $33,031,456. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer's classes of common equity, as of DECEMBER 31, 1997, was 16,261,640.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I
                                    ------

ITEM 1 - DESCRIPTION OF BUSINESS:
--------------------------------

     Unless otherwise indicated, all financial and quantitative information provided in this Annual Report on a "pro forma" basis gives effect, on the date and for the periods indicated, to certain acquisitions effected by the Company during 1997, including the completion on January 23, 1998 of the Amoco Acquisition (as defined herein), and the related financing transactions. Certain terms relating to the natural gas and oil industry and other terms are defined in the "Glossary."

     On March 31, 1998, the Company (as herein defined) entered into agreements with Chesapeake Energy Corporation ("Chesapeake"), with an expected closing date of not later than April 27, 1998, pursuant to which the Company will (i) sell to Chesapeake a 50% interest in substantially all of the Company's undeveloped acreage for $10.5 million, (ii) sell to Chesapeake for $20.0 million a 50% interest in the Company's producing natural gas and oil properties in the Arkoma basin, and (iii) sell, for $39.5 million, shares of the Company's Series B Senior Non-Voting Preferred Stock and ten-year warrants to purchase at an exercise price of $.01 per share 2,439,246 shares of the Company's Common Stock. In addition, the Company is seeking to sell in privately negotiated transactions or transactions subject to Rule 144A under the Securities Act up to $295.0 million of debt securities. It is intended that the net cash proceeds of the foregoing will be used to redeem the Company's outstanding $100 million 12 1/4% Senior Notes, repay in full the outstanding balance of approximately $207.9 million under the Credit Facility, including the bridge loan due and payable on June 30, 1998, and redeem the outstanding Series A Preferred Stock for a redemption price of approximately $38.0 million. The Company also intends to facilitate the refinancing by creating a wholly owned subsidiary to hold its natural gas and oil assets. The consummation of each transaction will be cross-conditioned on the consummation of all of the other transactions. Herein, such transactions, including the transaction with Chesapeake, is referred to as the "Recapitalization." There can be no assurance that the Recapitalization will be completed or that the Company's outstanding indebtedness will be refinanced and the Series A Preferred Stock will be redeemed. The financial and quantitative information provided in this Annual Report does not give effect to the completion of the Recapitalization.


GENERAL

     Gothic Energy Corporation (the "Company") is an independent energy company primarily engaged in the acquisition, development, exploitation, exploration and production of natural gas and oil. Members of the Company's current management, including the Company's Chairman and Chief Executive Officer, assumed operating control of the Company in November 1994 after selling American Natural Energy Corporation ("ANEC") (a publicly traded exploration and production company), earlier that year. The new management team commenced natural gas and oil operations by implementing a business strategy emphasizing acquisitions of long-lived, proved producing natural gas properties with significant development and exploitation potential. As a result of this strategy, the Company has grown primarily through 14 acquisitions of producing oil and gas properties (including the Amoco Acquisition) for total consideration of $337.8 million. As of December 31, 1997, the Company had pro forma proved reserves of 357.1 Bcf of natural gas and 4.9 MMBbls of oil (386.8 Bcfe), with a pro forma PV-10 of approximately $351.1 million as estimated by the Company's independent petroleum engineers.

     The Company's natural gas and oil reserves and acreage are principally located in the Anadarko, Arkoma and Permian/Delaware basins, which are historically prolific basins with multiple producing horizons and long-lived reserves. These basins generally provide significant development and exploitation potential through low-risk infill drilling and the implementation of new workover, drilling and recompletion technologies. While continuing to pursue attractive acquisition opportunities, the Company has increased its focus on implementing a comprehensive development and exploitation program designed to increase its natural gas and oil production, earnings, cash flow and net asset value by enhancing proved producing reserves and converting proved undeveloped reserves to proved producing reserves. The Company has identified, as of January 30, 1998, 194 development and exploitation projects within its properties. In the third quarter of 1997, the Company initiated a comprehensive development program and as of January 30, 1998 had successfully drilled fifteen wells, all of which have been completed and are producing. Through January 30, 1998, the Company has not engaged in any material exploration activities but intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities.

     On a pro forma basis, at December 31, 1997, the Company held an interest in approximately 628,000 gross acres (approximately 344,000 net acres) and had an interest in 1,387 gross wells (668 net wells). The Company serves as operator of 714 of the wells in which it has an interest. Operated wells account for approximately 75% of the PV-10 value of the Company's pro forma proved reserves as of December 31, 1997. On a pro forma basis, the Company had estimated proved reserves of 386.8 Bcfe with a PV-10 of $351.1 million as of December 31, 1997. These reserves, of which 76% were classified as proved developed, had an estimated average reserve life of approximately 11.3 years and 92% were natural gas. For the year ended December 31, 1997, on a pro forma basis, the Company had revenues of $79.9 million and EBITDA of $59.7 million.

     After reflecting the Recapitalization including the Chesapeake Transaction, pro forma reserves and PV-10 would be approximately 331.1 Bcfe and $298.8, respectively. Based on market prices for natural gas and oil in March 1998 and the anticipated terms of the Recapitalization, the Company would, as of the end of the quarter following the completion of the Recapitalization, reflect a full cost write down in the amount of approximately $33.0 million. The amount of any such write down will depend upon the market prices for natural gas and oil at the end of the quarter and the final terms of the Recapitalization. Based on rules promulgated by the Commission, the Company evaluates impairment of its natural gas and oil properties, based on prevailing prices as of the end of each quarter, and accordingly, the actual amount of impairment, if any, will not be determinable until the end of the quarter in which the Recapitalization occurs.


BUSINESS STRATEGY

     The Company's objective is to increase its reserves, production, earnings, cash flow and net asset value through a growth strategy that includes (i) acquiring strategic natural gas and oil properties in a disciplined manner, (ii) developing, exploiting and exploring its properties and (iii) maintaining a low operating cost structure.

     .     Strategic Acquisitions. The Company has increased its reserves through acquisitions, having added 424.9 Bcfe through 14 acquisitions at a total acquisition cost of $337.8 million, or an average cost of $0.80 per Mcfe. The Company utilizes a disciplined acquisition strategy, focusing its acquisition efforts on producing natural gas properties within strategic geographic areas with (i) relatively long-lived natural gas production,
     (ii) quantifiable development and exploitation potential, (iii) low risk exploration potential, (iv) historically low operating expenses or the potential to reduce operating expenses, (v) close proximity to the Company's existing production or in areas where the Company has the ability to develop operating economies of scale and (vi) geological, geophysical and other technical and operating characteristics with which management of the Company has expertise. The Company applies strict economic and reserve risk criteria in evaluating acquisitions of natural gas and oil properties and companies.

     .     Development, Exploitation and Exploration. The Company seeks to maximize the value of its natural gas and oil properties through development drilling, workovers, recompletions, reductions in operating costs and enhanced operating efficiencies. The Company has, as of January 31, 1998, identified 194 development and exploitation projects within its properties, of which 114 have been assigned proved undeveloped reserves. The Company's 1998 development drilling program includes plans to spend approximately $20.0 to $25.0 million to drill approximately 30 wells, all of which are infill development wells on proved undeveloped locations. The Company also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. The Company expects it will spend approximately $2.0 million annually on these projects. The Company intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities by drilling on undeveloped acreage in areas in close proximity to producing properties. The Company believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

     .     Maintain Low Cost Operations. The Company is able to control directly operating and drilling costs as the operator of wells comprising approximately 75% of the PV-10 value of pro forma proved reserves as of December 31, 1997. In addition, the Company has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting marginal and non-strategic properties with limited development potential. Lease operating expenses have decreased 67%, from $1.29 per Mcfe of production in 1995 on a historical basis to $.43 per Mcfe for the year ended December 31, 1997 on a pro forma basis. Further, general and administrative expenses per Mcfe of production have decreased 93%, from $1.15 per Mcfe to $.08 per Mcfe over the same period. The Company intends to further improve the efficiency of and reduce the operating costs associated with well operations through the use of advanced wireless technology licensed to the Company as part of the Amoco Acquisition. This technology enables the Company to remotely monitor well operations, thereby reducing the need for on-site monitoring personnel. The Company intends to deploy this technology throughout many of its producing properties in the Anadarko and Arkoma basins.


RECENT DEVELOPMENTS

     The Amoco Acquisition. The Company has purchased on January 23, 1998, pursuant to an agreement dated November 25, 1997 with Amoco Production Company, a subsidiary of Amoco Corporation, natural gas and oil producing properties located in the Anadarko and Arkoma basins of Oklahoma. The consideration paid consisted of $237.5 million in cash, subject to certain post-closing adjustments, warrants to purchase 1.5 million shares of the Company's common stock exercisable at $3.00 per share, which were valued by the Company at $1.2 million, and the transfer of certain producing properties owned by the Company having a value of less than $1.8 million. The purchase had an effective date of December 1, 1997. The Company acquired interests in 821 gross wells and assumed operations of 291 of the properties. The Amoco Acquisition added approximately
240.0 Bcfe of proved reserves with a PV-10 of approximately $230.1 million to the Company's proved reserves as of December 31, 1997. Of the proved reserves acquired, 96% are natural gas and 71% are producing with net daily production of approximately 60 MMcfe. The cash portion of the consideration for the Amoco Acquisition was financed with approximately $216.4 million of borrowings under the Company's Credit Facility (as defined herein), including $156.4 million borrowed under a three-year revolving loan and $60.0 million borrowed under a six-month bridge loan. In addition, the Company issued 37,000 shares of Senior Redeemable Preferred Stock of the Company with a liquidation preference of $37.0 million both to pay a portion of the cash consideration for the Amoco Acquisition and to pay related fees and expenses. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

     The HS Acquisition. On September 9, 1997, the Company acquired from two affiliates of HS Resources, Inc. ("HS") various working interests in approximately 250 natural gas and oil producing wells located in New Mexico and Oklahoma. The consideration paid for the properties was approximately $27.5 million in cash plus the transfer of certain producing properties owned by the Company having a value of less than $1.0 million. The acquisition had an effective date of July 1, 1997 and added approximately 50.6 Bcfe of net proved reserves with a PV-10 of approximately $35.6 million to the Company's reserves as of June 30, 1997. The New Mexico properties acquired from HS consist of working interests in approximately 100 wells located in four fields in Chaves and Eddy counties in the Permian/Delaware basin. The Company operates 92 of these wells. The Oklahoma properties acquired from HS consist of working interests in approximately 150 wells located in various fields in the Anadarko basin where the Company has other operations. The Company operates 50 of these wells. The HS Acquisition was financed from the sale on September 9, 1997 of $100.0 million principal amount of the Company's 12 1/4% Senior Notes due 2004 and warrants to purchase 1.4 million shares of the Company's common stock at an exercise price of

$3.00 per share, which were valued by the Company at $1.2 million. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."


SIGNIFICANT ACQUISITIONS

     Since November 1994, the Company has actively engaged in the acquisition of producing natural gas and oil properties, primarily in Oklahoma, Texas, New Mexico and Kansas. The following table summarizes certain information concerning the Company's significant acquisitions from November 1994 through January 23, 1998.


                                                                   ESTIMATED PROVED
                                                                      RESERVES AT
                                                                        DATE OF        ACQUISITION   ACQUISITION
DATE OF ACQUISITION                     PRINCIPAL SELLER            ACQUISITION(1)        COST(2)      COST(2)
------------------------------------------------------------------------------------------------------------------
                                                                      (Bcfe)         (in millions)   (per Mcfe)
January 23, 1998                Amoco Production Company(3)            240.0             $239.9         $1.00

September 9, 1997               Affiliates of HS Resources, Inc.        50.6               27.5          0.54

August 12, 1997                 Kerr-McGee Corporation                   7.1                3.6          0.51

May 15, 1997                    Fina Oil and Chemical Company            7.8                3.3          0.42

February 18, 1997               Horizon Gas Partners, L.P.              13.8               10.0          0.72

February 18, 1997               Norse Exploration, Inc.;
                                H. Huffman & Company(4)                 22.9                8.4          0.37

December 27, 1996               Athena Energy, Inc.                      4.9                4.2          0.86

May 16, 1996;                   Comstock Oil & Gas, Inc. and
August 5, 1996                  additional working interest
                                acquisition(5)                          13.2                9.7          0.73

January 30, 1996                Buttonwood Energy Corporation           26.7               20.5          0.77

May 31, 1995;                   Johnson Ranch Partners and
May 20, 1996                    additional working interest
                                acquisition(6)                          37.9               10.7          0.28
                                                                       -----             ------         -----
  Total                                                                424.9             $337.8         $0.80
                                                                       =====             ======         =====

-----------------------------

(1) Estimated proved reserves at date of acquisition are based on reserve reports prepared for the specific acquisition for the 1996 Acquisitions and the 1997 Acquisitions (as such terms are defined in the Glossary).
    Estimated proved reserves for the Amoco Acquisition are based on the December 31, 1997 reserve report prepared by the Company's independent petroleum engineer.
(2) Does not include costs to develop these properties, which properties may include a substantial amount of proved undeveloped reserves.
(3) Includes cash paid of $237.5 million, $1.7 million for post-closing adjustments and five-year warrants to purchase 1.5 million shares of Common Stock at an exercise price of $3.00 per share which were valued by the Company at $1.2 million, less amounts allocated to gas systems totaling $467,000.
(4) Includes cash paid of $14.7 million and two-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share which were valued by the Company at $254,000, less amounts allocated to a gas system and to unproved properties. Also includes additional interests acquired in the same properties in a subsequent transaction.
(5) Includes natural gas and oil properties acquired on the date indicated for $6.4 million, as well as the subsequent acquisition of additional working interests on the date indicated for $3.3 million in the same area as the earlier acquisition.
(6) Includes properties purchased for $7.2 million in cash and 1.0 million shares of Common Stock valued at $2.69 per share and the subsequent purchase by the Company of related overriding royalty interests for $800,000.

     The Company continually reviews potential acquisition opportunities (including opportunities to acquire natural gas and oil properties or related assets or entities owning natural gas and oil properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with entities owning natural gas and oil properties or related assets) and at any given time may be in various stages of evaluating such opportunities and anticipates making additional acquisitions if such properties fit into its overall business strategy. The Company does not have a budget specifically for acquisitions, however, since the timing and size of potential acquisitions cannot be predicted. As of March 15, 1998, the Company had no definitive agreements with respect to any significant acquisitions.


NATURAL GAS AND OIL RESERVES

     The following table sets forth certain information on the total proved natural gas and oil reserves, and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 1997 for the Company, on a pro forma combined basis including the Amoco Acquisition, based on the report of Lee Keeling and Associates, Inc. The calculations which Lee Keeling and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.


                                                                     PRO FORMA AS OF DECEMBER 31, 1997
                                            ------------------------------------------------------------------------------------
                                                                                              NATURAL GAS
                                                NATURAL GAS                OIL                 EQUIVALENT            PV-10%
                                            --------------------  --------------------  ----------------------  ----------------
                                                   (Mmcf)                (MBbls)                (Mmcfe)
Proved developed reserves                          271,899                  3,477                292,760            $279,289
Proved undeveloped reserves                         85,232                  1,464                 94,016              71,855
                                            ------------------------------------------------------------------------------------
  Total proved reserved                            357,131                  4,941                386,776            $351,144
                                            ====================================================================================

Prices used in calculating future net revenue of proved reserves and related PV-10 were $2.30 per Mcf of natural gas and $17.30 per barrel of oil for proved reserves as of December 31, 1997. The foregoing natural gas prices reflect price hedging in effect on such dates. Subsequent to December 31, 1997, average market prices for natural gas and oil decreased to as low as $2.00 per Mcf and $12.00 per barrel through March 13, 1998.

     The Company has not filed any estimates of proved natural gas and oil reserves with any federal authority or agency other than the Commission.

PRINCIPAL AREAS OF OPERATIONS

     The following table sets forth the principal areas of operation and estimated proved natural gas and oil reserves, PV-10 of the estimated future net revenues and percent of total PV-10 of the Company at December 31, 1997, giving pro forma effect to the Amoco Acquisition.



                                                                       NATURAL                           % OF
                                                OIL AND    NATURAL       GAS                             TOTAL
FIELD                                         CONDENSATE     GAS     EQUIVALENT       PV10%              PV10%
-----------------------------------------------------------------------------------------------------------------
                                                (MBbls)     (Mmcf)     (Mmcfe)    (in thousands)
ANADARKO BASIN:
 Springer Field.............................       155      20,853       21,785        $ 29,275            8.3%
 Northwest Okeene/Cedardale Field...........       323      42,967       44,903          40,321           11.5%
 Cement Field...............................       372      69,653       71,887          64,206           18.3%
 Mocane Laverne & Hugoton Fields............        82      19,498       19,991          16,406            4.7%
 Watonga-Chickasha..........................     1,105     100,628      107,259         106,149           30.2%
ARKOMA BASIN:
 Arkoma Field...............................        -       57,082       57,082          51,991           14.8%
PERMIAN/DELAWARE BASIN:
 Johnson Ranch/Brushy Draw..................     2,904      25,539       42,958          32,354            9.2%
 Pecos Slope................................        -       20,911       20,911          10,442            3.0%
                                                 -----     -------      -------        --------          -----
Totals......................................     4,941     357,131      386,776        $351,144          100.0%
                                                 =====     =======      =======        ========          =====



DRILLING ACTIVITY

  The Company did not engage in any drilling activity prior to 1996.   The
following table sets forth development drilling results for the years ended December 31, 1996 and 1997. There were no exploratory wells drilled during those years.


                                                                       YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------------
                                                          1996                                        1997
                                            -------------------------------------  ---------------------------------------------
                                               GROSS                  NET                  GROSS                  NET
                                            ---------------   -------------------  ---------------------  ----------------------
Productive                                       2.0                    .5                  17.0                   9.9
Non-Productive                                   ---                   ---                   ---                   ---
                                            ---------------   ------------------   --------------------   ----------------------
  Total                                          2.0                    .5                  17.0                   9.9
                                            ===============   ==================   ====================   ======================

     The Company completed the drilling of two development wells in the Arkoma basin of Southwestern Arkansas in which it owned a 25% working interest during 1996. Both wells are now productive wells. These interests were sold in the second quarter of 1997. In the third quarter of 1997, the Company initiated a comprehensive development program and as of January 30, 1998 had successfully drilled fifteen wells, all of which have been completed and are producing. The Company's 1998 development drilling program includes plans to spend approximately $20.0 to $25.0 million to drill approximately 30 wells, all of which are infill development wells on proved undeveloped locations. The Company also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. The Company expects it will spend approximately $2.0 million annually on these projects. The Company intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities by drilling on undeveloped acreage in areas in close proximity to producing properties. The Company believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

     The final determination with respect to any potential drilling locations and the expected time frame for the drilling of any well will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic or other data, (ii) the availability of sufficient capital resources by the Company for drilling prospects, and (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews. There can be no assurance that any wells will, if drilled, encounter reservoirs of commercial quantities of natural gas or oil.


OPERATING CONTROL OVER PRODUCTION ACTIVITIES

     On a pro forma basis, the Company operates 714 of the 1,387 wells in which it owns an interest, representing approximately 75% of its PV-10 as of December 31, 1997. The non-operated properties are being operated by unrelated third parties pursuant to operating agreements which are, for the most part, standard to the industry. Decisions about operations regarding non-operated properties may be determined by the outside operator rather than the Company. If the Company declines to participate in additional activities proposed by the outside operator, under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in, the activity in which it declines to participate.

     Pursuant to the Amoco Acquisition, the Company received a license to use advanced well automation technology developed by Amoco. This technology is a wireless application that allows the Company to remotely monitor production, well pressure and temperature along with other well control factors on a real-time basis. Further, the technology helps to regulate the well's productivity and makes periodic adjustments to allow the well to flow more efficiently. The Company believes that the application of this wireless technology will allow the Company to employ fewer personnel to monitor well activity and operate wells more economically. This technology is currently being utilized on certain of the Anadarko basin wells acquired in the Amoco Acquisition. The Company intends to deploy this technology to other properties in the Anadarko and Arkoma basins and, as a result, expects to further reduce overall lease operating costs.


TITLE TO NATURAL GAS AND OIL PROPERTIES

     The Company has acquired interests in producing and non-producing acreage in the form of working interests, royalty interests and overriding royalty interests. Substantially all of the Company's property interests are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract natural gas and oil from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of natural gas and oil. Once wells are drilled, a lease generally continues so long as production of natural gas and oil continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of the Company's undeveloped acreage is held by production, annual delay rentals are generally nominal.

     Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the natural gas and oil industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. In addition, in certain areas the Company's interests in producing properties are subject to certain agreements and other instruments that have not been recorded in real property records. The effect of these unrecorded instruments has been confirmed based upon a review of historic cost and revenue information, including joint interest billings, division orders, check stubs and other production accounting information reflecting such unrecorded interests. The Company believes that such burdens and unrecorded instruments neither materially detract from the value of its interest in the properties, nor materially interfere with the use of such properties in the operation of its business.

     While updated title opinions may not always be received prior to the acquisition of a producing natural gas and oil property, title opinions on significant producing properties have historically been obtained in connection with pledging the Company's producing properties under the Credit Facility. On non-productive leases, title opinions are usually not obtained until immediately prior to the drilling of a well on a property. Accordingly, the Company's proved undeveloped reserves may be the subject of significantly less title investigation. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of producing properties and before exploratory drilling.


PRODUCTION AND SALES PRICES

     The Company's production of natural gas and oil is derived solely from within the United States. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements with customers. However, from time to time, the Company does enter into hedging agreements with respect to its natural gas and oil production and currently has put such hedging agreements in place for a significant portion of expected 1998 production. At December 31, 1997, the Company had entered into swap agreements relating to the sale of 5,000 Mcf per day at a price of $2.55 per Mcf and expiring on March 31, 1998 and 15,000 Mcf per day at a price of $2.45 per Mcf during the period January 1, 1998 through March 31, 1998.

     In February 1998, the Company entered into swap agreements relating to the sale of 30,000 Mcf per day for the month of March 1998 at $2.16 per Mcf and 62,000 Mcf per day during the period April 1, 1998 through October 31, 1998 at an average price of $2.09 per Mcf. Of the 62,000 Mcf per day, 25,000 Mcf per day is subject to a "call spread" agreement which provides that the Company will receive additional payments if the actual sales price of natural gas is between $2.30 and $2.70 per Mcf during the period. The swap agreements for the month of March 1998 and the period April through October 1998 cover approximately 55% and 69%, respectively of the Company's current natural gas production. In addition, the Company has entered into a swap agreement relating to the sale of 60,000 Mcf per day at a "floor" price of $2.10 per Mcf during the period November 1998 through March 1999.

     The Company does not refine or process the natural gas and oil it produces, but sells the production to unaffiliated natural gas and oil purchasing companies in the area in which it is produced. The Company sells crude oil on a market price basis and sells natural gas under contracts to both interstate and intrastate natural gas pipeline companies.


MARKETING OF PRODUCTION

     The Company's production of natural gas and oil is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, and gas is sold under contract at negotiated prices based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of gas and prevailing supply/demand conditions.

     Typically, gas production is sold to various pipeline companies. The basic terms of all the contracts are essentially the same in that the Company makes gas production available to the pipeline companies at certain given points of delivery on their pipelines and the pipeline company accepts such gas and delivers it to the end user. The pipeline company then has the obligation to pay the Company a price for the gas which is based on published indices of average pipeline prices or upon a percentage of the pipeline resale value.

     In January 1998 the Company entered into a ten-year marketing agreement with Continental Natural Gas Company ("Continental") whereby the majority of the natural gas produced from the properties associated with the Amoco Acquisition will be sold to Continental at market prices adjusted for marketing and transportation fees.

     The Company's revenues, earnings and cash flows are highly dependent upon current prices for natural gas and oil. In general, prices of natural gas and oil are dependent upon numerous factors beyond the control of the Company, including supply and demand, competition, imports and various economic, political, environmental and regulatory developments, and accordingly, future prices of natural gas and oil may be different from prices in effect at December 31, 1996 and 1997.

     During the year ended December 31, 1997, the Company sold approximately 31% of its gas production to Aurora Natural Gas, LLC, 15% of its gas production to Warren NGL, Inc., 13% of its gas production to Phillips Gas Marketing Co., 13% of its gas production to ONEOK Resources, Inc. and 58% of its oil production to Sun Company Inc.

     In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future natural gas and oil prices and demand or the overall effect they will have on the Company.


COMPETITION

     The natural gas and oil industry is highly competitive in all of its phases. The Company encounters competition from other natural gas and oil companies in all areas of its operations, including the acquisition of producing properties and the marketing of natural gas and oil. Many of these companies possess greater financial and other resources than the Company. Competition for acquisition of producing properties is affected by the amount of funds available to the Company, information about producing properties available to the Company and any standards established from time to time by the Company for the minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.


REGULATION

     The natural gas and oil business is regulated extensively by federal, state and local authorities. Various governmental agencies, both federal and state, have promulgated rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burdens on the natural gas and oil industry increase its cost of doing business and, consequently, affect its profitability. Because such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost of complying with such regulations. The Company believes that it is in material compliance with its regulatory obligations.

     The States of Oklahoma and Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of natural gas and oil. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.

     Environmental Matters. The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the natural gas and oil industry in general. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who dispose of or arrange for the disposal of "hazardous substances" found at such sites. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore facilities that may affect waters of the United States, the Environmental Protection Agency ("EPA") requires an operator to demonstrate $10.0 million in financial responsibility, and for offshore facilities the financial responsibility requirement is at least $35.0 million. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The EPA recently adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

     The Company has acquired leasehold interests in numerous properties that for many years have produced natural gas and oil. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties are or have been operated by third parties over whom the Company has or had no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

     Marketing and Transportation. In the past, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Since 1978, maximum selling prices of certain categories of natural gas sold in the "first sales," whether sold in interstate or intrastate commerce, has been regulated pursuant to the NGPA. The term "first sales" means the first time gas is sold as a severed hydrocarbon after it is produced from the ground. The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas. There is currently no price regulation for "first sales" of gas. On July 26, 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA. The effect of termination of these price controls cannot be determined.

     The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. Numerous parties have filed petitions for review of Order 636, as well as orders in individual pipeline restructuring proceedings. In July 1996, Order 636 was generally upheld on appeal, and the portions remanded for further action do not appear to materially affect the Company. Because Order 636 may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

     The price the Company receives from the sale of natural gas liquids and oil is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce well head prices for natural gas liquids and oil.


OPERATIONAL HAZARDS AND INSURANCE

     The Company maintains various types of insurance to cover its operations, including $2 million of general liability insurance and an additional $5 million of excess liability insurance. The Company's insurance does not cover every potential risk associated with the drilling and production of natural gas and oil. Coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by the Company's insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at reasonable rates.


EMPLOYEES

     As of March 20, 1997, the Company had a total of 25 employees consisting of 14 production and land personnel, and 11 financial, accounting and administrative personnel, two of whom are executive officers.


EXECUTIVE OFFICE

     The Company leases approximately 8,164 square feet of space in Tulsa, Oklahoma for its corporate and administrative offices. The annual rental is approximately $95,060 and the lease expires December 31, 1999. The Company believes this facility is adequate for its present requirements.


INCORPORATION

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

                                   GLOSSARY

     Wherever used herein, the following terms shall have the meanings specified.

     12 1/4% Senior Notes--The Company's 12 1/4% Series A and Series B Senior Notes due 2004 outstanding in the principal amount of $100.0 million issued under an Indenture dated September 9, 1997 with The Bank of New York, as Trustee.

     1996 Acquisitions--The acquisitions completed by the Company during 1996 including the natural gas and oil producing properties acquired from Buttonwood, Comstock Oil and Gas, Inc., Stratum Group, L.P., Athena Energy, Inc. and the properties acquired on August 5, 1996 from various sellers.

     1997 Acquisitions--The acquisitions completed by the Company during 1997 including the natural gas and oil producing properties acquired from Norse Exploration, Inc. and Norse Pipeline, Inc., H. Huffman & Company, Horizon Gas Partners, L.P., Fina Oil and Chemical Company, Kerr-McGee Corporation and HS Resources, Inc. (but not including the Amoco Acquisition).

     Amoco--Amoco Production Company, a subsidiary of Amoco Corporation

     Amoco Acquisition--The acquisition by the Company pursuant to an agreement dated November 15, 1997 with Amoco of natural gas producing properties located in the Anadarko and Arkoma Basins of Oklahoma for a purchase price of $237.5 million in cash, subject to closing adjustments, a five-year warrant to purchase
1.5 million shares of Common Stock exercisable at $3.00 per share valued by the Company at $1.2 million, and certain producing properties owned by the Company having a value of less than $1.8 million. The acquisition was completed on January 23, 1998.

     Bank One--Bank One, Texas, N.A.

     Bbl--One stock tank barrel, or 42 US gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf--One billion cubic feet.

     Bcfe--One billion cubic feet of natural gas equivalent.

     Behind Pipe--Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. These hydrocarbons are classified as proved but non-producing reserves.

     Boe--Barrels of oil equivalent (converting six Mcf of natural gas to one Bbl of oil).

     Bridge Loan--A six month loan under the Credit Facility of up to $60 million, the proceeds of which are to be used to finance a portion of the purchase price for the Amoco Acquisition.

     Buttonwood--Buttonwood Energy Corporation

     Commission--U.S. Securities and Exchange Commission

     Credit Facility--The Second Restated Loan Agreement between the Company and Bank One pursuant to which the Company may borrow, subject to meeting certain borrowing base and other conditions, (i) up to $160 million under the Revolving Loan, and (ii) up to $60 million under the Bridge Loan.

     Developed Acreage--Acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well--A well drilled within the proved area of a natural gas and oil reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry Well--A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     EBITDA--Earnings (excluding discontinued operations, extraordinary items, charges resulting from changes in accounting and significant non-recurring revenues and expenses) before interest expense, provision for (or benefit for) income taxes, depletion, depreciation and amortization expenses, and the provision for impairment of natural gas and oil properties. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA information has been included in this Prospectus because EBITDA is a measure used by certain investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

     Exploratory Well--A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     Gross Acres or Gross Wells--The total acres or wells, as the case may be, in which a working interest is owned.

     Infill Well--A well drilled between known producing wells to better exploit the reservoir

     Mbbl--One thousand Bbl.

     Mmbbl--One million Bbl.

     Mboe--One thousand barrels of oil equivalent.

     Mcf--One thousand cubic feet.

     Mcfe--One thousand cubic feet of natural gas equivalent, using the ratio of one Bbl of crude oil to six Mcf of natural gas.

     Mmcf--One million cubic feet.

     Mmcfe--One million cubic feet of natural gas equivalent.

     Natural Gas and Oil Lease--An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for natural gas and oil underlying the lands covered by the lease and the right to produce any natural gas and oil so discovered generally for so long as there is production in economic quantities from such lands.

     Net Acres or Net Wells--The sum of the fractional working interests owned in gross acres or gross wells.

     NYMEX--New York Mercantile Exchange.

     Overriding Royalty Interest--A fractional undivided interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production, in addition to the usual royalty paid to the owner, free of costs of production.

     PDNP--Proved developed, non-producing or behind the pipe reserves.

     Productive Well--A well that is producing oil or natural gas or that is capable of production.

     Proved Developed Reserves--Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved Reserves--The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Undeveloped Reserves or PUD--Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

     PV-10--The discounted future net cash flows for proved natural gas and oil reserves computed on the same basis as the Standardized Measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV-10 is an important financial measure for evaluating the relative significance of natural gas and oil properties and acquisitions, but should not be construed as an alternative to the SEC PV-10 (as determined in accordance with generally accepted accounting principles).

     Reserve Life--The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Prospectus, reserve life is calculated by dividing the Proved Reserves (on an Mcfe basis), as of September 30, 1997 by projected production volumes for the 12 months ending September 30, 1998 .

     Revolving Loan--A reducing revolving loan under the Credit Facility of up to $160 million, the proceeds of which are to be used to finance a portion of the purchase price for the Amoco Acquisition, the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes.

     Royalty Interest--An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free of costs of production.

     Secondary Recovery--A method of natural gas and oil extraction in which energy sources extrinsic to the reservoir are utilized.

     Series A Preferred Stock--The Company's 37,000 shares of Senior Redeemable Preferred Stock, Series A, par value $.05 per share, having a liquidation preference of $1,000 per share issued on January 23, 1998.

     Standardized Measure--The estimated future net cash flows from proved natural gas and oil reserves computed using prices and costs. at the dates indicated, after income taxes and discounted at 10%.

     Undeveloped Acreage--Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

     Working Interest--The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.



ITEM 2 - DESCRIPTION OF PROPERTY:
--------------------------------

ACREAGE

     The following table shows the approximate gross and net acres of leasehold interests of the Company on a pro forma basis as of December 31, 1997.


                                                                      DEVELOPED          UNDEVELOPED
                                                                       ACREAGE            ACREAGAE
                                                                  -----------------  -------------------
                              Field                                 GROSS     NET       GROSS      NET
----------------------------------------------------------------- --------  -------  ---------   -------
ANADARKO BASIN
  Springer Field.................................................    7,200    4,680        150       150
  Northwest Okeene/Cedardale Field...............................   78,752   41,672      1,920       547
  Cement Field...................................................   83,674   44,277      3,201     1,840
  Mocane Laverne & Hugoton Fields................................   93,518   49,485         --        --
  Watonga-Chickasha..............................................  236,256  125,016      8,157     5,699

ARKOMA BASIN
  Arkoma Field...................................................   74,240   37,120         --        --

PERMIAN/DELAWARE BASIN
  Johnson Ranch/Brushy Draw......................................   22,000   21,079      6,640     3,381
  Pecos Slope....................................................   12,000    9,000         --        --
                                                                   -------  -------     ------    ------
    Totals.......................................................  607,640  332,329     20,068    11,617
                                                                   =======  =======     ======    ======

PRODUCTIVE WELL SUMMARY

     The following table sets forth by field the respective interests in productive wells owned by the Company on a pro forma basis as of December 31, 1997.


                                                                                 GROSS                      NET
FIELD                                                                         WELL COUNT                 WELL COUNT
-------------------------------------------------------------                 ------------            --------------
ANADARKO BASIN:
 Springer Field..............................................                        31                        12
 Northwest Okeene/Cedardale Field............................                       297                       139
 Cement Field................................................                       166                        29
 Mocane Laverne & Hugoton Fields.............................                       110                        69
 Watonga-Chickasha...........................................                       428                       193
ARKOMA BASIN:
 Arkoma Field................................................                       181                        75
PERMIAN/DELAWARE BASIN:
 Johnson Ranch/Brushy Draw...................................                        98                        88
 Pecos Slope.................................................                        76                        63
                                                                                  -----                       ---
Totals.......................................................                     1,387                       668
                                                                                  =====                       ===


NATURAL GAS AND OIL PRODUCTION

       The following table shows the approximate net natural gas and oil production attributable to (i) the Company on a historical basis reflecting the 1996 Acquisitions and 1997 Acquisitions, (ii) properties acquired in the Amoco Acquisition on an historical basis, and (iii) the Company on a pro forma combined basis as if the 1996 Acquisitions, the 1997 Acquisitions and the Amoco Acquisition all occurred on January 1, 1996, for the periods indicated, net of all royalties, overriding royalties, and other third party interests.



                                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                       1995                  1996                 1997
                                                               ------------------    -----------------     -----------------
Gothic (Historical):
 Natural gas (Mmcf)..........................................           434                 3,404                6,583
 Oil (Mbbls).................................................            74                   164                  176
 Natural gas equivalent (Mmcfe)..............................           878                 4,388                7,639
Amoco Acquisition (Historical):
 Natural gas (Mmcf)..........................................        22,544                21,805               24,802
 Oil (Mbbls).................................................            54                   167                  196
 Natural gas equivalent (Mmcfe)..............................        22,868                22,807               25,978
Pro Forma Combined(1):
 Natural gas (Mmcf)..........................................                              30,626               32,198
 Oil (Mbbls).................................................                                 425                  395
 Natural gas equivalent (Mmcfe)..............................                              33,176               34,568

----------------------------------
(1) Excludes production from certain divested properties.

ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

  No legal proceedings are pending against the Company other than ordinary litigation incidental to the Company's business, the outcome of which management believes will not have a material adverse effect on the Company.




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders.

                                 PART II
                                 -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS:
---------------------------------------------------------------------

     The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol GOTH. The following table sets forth the high and low bid quotations on the NASDAQ SmallCap Market for the Company's Common Stock by calendar quarter for the period January 1, 1996 through March 17, 1998.


                                                                         BID
                                                       -------------------------------------------
         CALENDAR QUARTER                                   HIGH                        LOW
 ----------------------------------------------        ---------------------   -------------------
     1996:
         First Quarter                                     $  2-3/4                   $ 1-9/16
         Second Quarter                                    $      3                   $  2-1/4
         Third Quarter                                     $  2-3/4                   $      2
         Fourth Quarter                                    $2-13/16                   $  2-1/8

     1997:
         First Quarter                                     $  3-3/8                   $ 2-3/16
         Second Quarter                                    $  2-3/4                   $1-11/16
         Third Quarter                                     $ 3-1/16                   $  1-3/4
         Fourth Quarter                                    $      4                   $  2-1/2

     1998:
         First Quarter                                     $ 3-1/16                   $1-13/16
         (through March 17)


     The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 17, 1998, the closing bid quotations for the Common Stock, as reported on the NASDAQ SmallCap Market, was $2-1/32.

     As of March 17, 1998, the Company had 123 shareholders of record and believes that it has in excess of 500 beneficial holders. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends on its Common Stock. Under the terms of the Company's Credit Facility and 12 1/4% Senior Notes, the Company is prohibited from paying cash dividends on its common stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

RESULTS OF OPERATIONS

GENERAL

     The Company's results of operations have been significantly affected by its acquisition of producing natural gas and oil properties over the last two years. During 1997, the Company completed seven acquisitions (the "1997 Acquisitions") of producing natural gas and oil properties for an aggregate purchase price of approximately $52.8 million. These acquisitions included an aggregate of approximately 102.2 Bcfe. During 1996, the Company completed four acquisitions (the "1996 Acquisitions") of producing oil and natural gas properties for an aggregate purchase price of approximately $34.4 million. These acquisitions included an aggregate of approximately 44.8 Bcfe.

     The 1996 Acquisitions and 1997 Acquisitions were financed primarily through the sale of equity securities in January 1996, borrowings under the Company's Initial Credit Facility throughout 1996 and 1997 and the sale of the Company's 12 1/4% Senior Notes in September 1997.

     The following table reflects certain summary operating data for the periods presented:


                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                          1995                 1996                1997
                                       -----------         ------------        --------------
                                            (in thousands, unless otherwise indicated)
NET PRODUCTION:
   Oil (Bbls)                                74                  164                 176
   Natural Gas (Mcf)                        434                3,404               6,583
   Natural Gas Equivalent (Mcfe)            878                4,388               7,639

OIL AND NATURAL GAS SALES:
   Oil                                   $1,283              $ 3,488             $ 3,551
   Natural Gas                              611                6,897              13,867
                                       -----------         ------------        --------------
   Total                                 $1,894              $10,385             $17,418
                                       ===========         ============        ==============
AVERAGE SALES PRICE:
   Oil (Bbl)                             $  17.34            $   21.27           $   20.18
   Natural gas (Mcf)                         1.41                 2.03                2.11
   Natural gas equivalent (Mcfe)             2.16                 2.37                2.28

EXPENSES ($ PER Mcfe:)
   Lease Operating (1)                   $   1.29            $    0.85           $    0.73
   General and Administrative                1.15                 0.41                0.30
   Depreciation, Depletion and
     Amortization (2)                        0.85                 0.64                0.72

---------------------------
(1) Includes lease operating costs and production taxes and is net of well operator overhead reimbursement billed to working interest owners which is recorded as well operations revenue.
(2) Represents depreciation, depletion and amortization of oil and natural gas properties only.


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenues were $23.3 million for the year ended December 31, 1997, as compared to $11.4 million for the year ended December 31, 1996. This represents a 104% increase in total revenue for the period. Natural gas and oil sales for the year ended December 31, 1997 increased $7.0 million (67%) to $17.4 million, with $3.6 million from oil sales and $13.9 million from natural gas sales, as compared to natural gas and oil sales of $10.4 million for the year ended December 31,1996, with $3.5 million from oil sales and $6.9 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 93% increase in natural gas production and a 7% increase in oil production from 1997 compared to 1996. The increase in volumes of oil and gas sold resulted primarily from the 1997 Acquisitions. Oil sales in 1997 were based on the sale of 176,000 barrels at an average price of $20.18 per barrel as compared to 164,000 barrels at an average price of $21.27 per barrel in 1996. Natural gas sales in 1997 were based on the sale of 6,583,000 mcf at an average price of $2.11 per mcf compared to 3,404,000 mcf at an average price of $2.03 per mcf in 1996. Also included in the Company's revenue total for the year ended December 31, 1997 is $4.6 million related to the sale of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility acquired effective January 1, 1997.

     The Company incurred lease operating expenses for the year ended December 31, 1997 of $6.9 million compared with lease operating expenses of $4.8 million for the year ended December 31, 1996. Lease operating expenses include approximately $1.3 million and $567,000 in production taxes which the Company incurred from its share of production in 1997 and 1996, respectively. This increase in lease operating expenses is primarily due to the 74% increase in natural gas and oil production (on an Mcfe basis) resulting primarily from the 1997 Acquisitions. Lease operating expenses as a percentage of natural gas and oil sales were 40% in 1997 as compared to 46% in 1996. The Company also incurred $3.5 million in operating costs associated with the Sycamore System during the year ended December 31, 1997.

     Depreciation, depletion and amortization expense was $5.8 million for the year ended December 31,1997 as compared to $2.9 million for the prior year. The increase resulted primarily from the increased production associated with the 1997 Acquisitions.

     General and administrative costs were $2.3 million for the year ended December 31, 1997, as compared to $1.8 million for the year ended December 31, 1996. This increase was primarily the result of additional personnel and other costs related to the 1997 Acquisitions and the administrative costs incurred in operating the wells acquired in the 1997 Acquisitions. The Company added five employees as a direct result of the 1997 Acquisitions at an approximate cost of $202,000. Although general and administrative costs increased $536,000 during 1997, the costs per Mcfe decreased from $0.41 in 1996 to $0.30 in 1997.

     During the first quarter of 1996, the Company recorded a $5.0 million pre-tax provision for impairment of oil and gas properties, primarily related to properties acquired in the Buttonwood Acquisition. Such provision resulted from a full cost ceiling write-down and was reflected in the balance sheet as a reduction of the cost of natural gas and oil properties. As a result of the $5.0 million impairment provision and the aggregate $2.9 million of deposits written off, the Company recorded a tax benefit of $3.0 million which offset the deferred tax liability related to the acquired Buttonwood oil and gas properties. The Company also recorded an extraordinary loss of $1.4 million on the early extinguishment of debt during the quarter ended March 31, 1996, associated with the repayment of the Stratum loan.


     Interest and debt issuance costs were $8.8 million for the year ended December 31, 1997 as compared to $1.5 million for 1996. This increase was primarily due to amending and restating the Company's Credit Facility with Bank One in February 1997 and again in September 1997, and the completion in September 1997 of the sale of the Company's 12 1/4% Senior Notes.

     The Company also earned $330,000 in interest and other income during the year ended December 31, 1997 compared to $68,000 in 1996. The 1997 amount includes $268,000 of interest income related to the invested unexpended proceeds from the sale of the 12 1/4% Senior Notes in September.

     The Company recorded an extraordinary loss on the early extinguishment of debt in the amount of $907,000 during the quarter ended September 30, 1997 related to repayment of its pre-existing credit facility prior to the stated maturity. The Company also recorded an extraordinary loss of $1.4 million on the early extinguishment of debt during the quarter ended March 31, 1996.

     During the year ended December 31, 1997, the Company spent $6.1 million on capital enhancements and $83.4 million on acquiring additional producing properties, as compared to $1.2 million and $35.0 million spent on capital enhancements and property acquisitions, respectively, during 1996. The increase in 1997 was primarily due to the 1997 Acquisitions.

     The Company also recognized $264,000 in preferred dividends on its 7 1/2% Cumulative Convertible Preferred Stock during the year ended December 31, 1997, compared to the recognition of $381,000 in preferred dividends and $791,000 in amortization of preferred discount in 1996. Because the initial conversion price of the Company's outstanding 7 1/2% Cumulative Convertible Preferred Stock was at a discount of 12 1/2% less than the $2.00 market price for the Company's Common Stock on January 30, 1996, the date of issuance, the Company computed an imputed dividend of $791,000 on the shares of preferred stock. The discount was treated as an imputed dividend for the period ending December 31, 1996 and, accordingly, affects income (loss) available for holders of common shares. All of the shares of 7 1/2% Cumulative Convertible Preferred Stock were converted into Common Stock prior to December 31, 1997.

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Natural gas prices have fluctuated significantly over the past twelve months.

     The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing natural gas wells are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's shares of estimated total gas reserves underlying the property at which time such excess is recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of business in the operation of gas wells as a consequence of operational factors. See Note 1 to Notes to Consolidated Financial Statements.

     At December 31, 1997, the Company had a gas balancing asset of $759,000 and a gas balancing liability of $551,000. The balances that existed at December 31, 1997, except for possible immaterial amounts, were not the result of producing operations conducted by the Company, but were the results of asset acquisitions. It is not the Company's policy to operate wells in such a manner that imbalances are created. The Company expects that the imbalances that existed at December 31, 1997 will be settled upon abandonment of the wells or will be reflected in the price if the respective well interest is sold prior to then.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the years ended December 31, 1996 and 1997:


                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1996                    1997
                                                        -----------------------------------
                                                                 (in thousands)
                                                        -----------------------------------
     Net cash provided by operating activities            $ 2,596                 $ 7,069
     Net cash used in investing activities                 32,791                  86,168
     Net cash provided by financing activities             30,244                  95,614



     Net cash provided by operations increased to $7.1 million for the year ended December 31, 1997 as compared to net cash provided of $2.6 million for the same period in 1996. The improved operating cash flows for the year ended December 31, 1997 relate primarily to the significant increase in income from operations before non-cash charges resulting from the 1997 Acquisitions and the 1996 Acquisitions.

     The Company used $86.2 million of net cash in investing activities for the year ended December 31, 1997 compared to net cash used of $32.8 million for the same period in 1996. This increase was primarily due to the 1997 Acquisitions for an aggregate of $52.8 million, the Sycamore System acquisition for $5.0 million, the deposit under the Amoco Acquisition agreement of $23.7 million and property enhancements of $6.1 million. These uses were offset by proceeds of $4.3 million received from the sale of property and equipment during 1997.

     Net cash provided by financing activities for the year ended December 31, 1997 was $95.6 million compared to $30.2 million provided in 1996. The 1997 amount includes proceeds from short and long-term debt related to the 1997 Acquisitions, payments of short and long term debt, and the payment of $2.0 million in loan fees.


OUTSTANDING INDEBTEDNESS AND OTHER SECURITIES

     Credit Facility.  On January 23, 1998, the Company entered into a Second
     ---------------
Restated Loan Agreement (herein referred to as the "Credit Facility") with Bank One, Texas, N.A. ("Bank One"), as principal and as agent for a syndicate of lenders, which agreement replaced the Company's credit facility entered into in January 1996. The Credit Facility consists of a revolving loan with a lending commitment of $160.0 million, subject to a monthly commitment reduction of $2.0 million commencing February 1, 1998 (the "Revolving Loan"), and a bridge loan (the "Bridge Loan") with a lending commitment of $60.0 million. The initial borrowing base under the Revolving Loan is $160.0 million. Proceeds under the Revolving Loan were used to finance a portion of the purchase price for the Amoco Acquisition and are available for the acquisition and development of natural gas and oil properties, obtaining letters of credit and for general corporate purposes. The Revolving Loan matures on December 31, 2000.

Borrowings under the Bridge Loan were used to finance a portion of the purchase price for the Amoco Acquisition. The Bridge Loan is due and payable on June 30, 1998 and is subject to prepayment out of the Company's excess cash flow, as defined.

     Interest on borrowings under the Credit Facility is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One, provided, however, so long as the Bridge Loan is outstanding interest on the Revolving Loan is at the Base Rate plus 0.5% and interest on the Bridge Loan is at the Base Rate plus 1.0% through March 31, 1998 and at the Base Rate plus 2.0% thereafter. The Company may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5%, if less than 50% of the borrowing base is utilized, up to plus 2% if more than 75% of the borrowing base is utilized, provided, however, so long as the Bridge Loan is outstanding the LIBOR rate is plus 3.0%. The interest rate under the Credit Facility is subject to increases of up to 2.0% in the event the Company fails to fulfill timely certain agreements relating to obtaining additional capital. Pursuant to the foregoing, the interest rate increased 1% on February 28, 1998 and is subject to a further 1% increase on March 31, 1998. The Company is required to pay a fee on the unused portion of the lending commitment equal to 1/2% per annum.

     Under the Credit Facility, the lenders hold liens on substantially all of the Company's natural gas and oil properties, whether currently owned or hereafter acquired, including the properties acquired in the Amoco Acquisition. The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction will be made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) maintaining certain hedging positions and interest rate protection agreements satisfactory to Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations,
(vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, (viii) a requirement to maintain on a quarterly basis a minimum tangible net worth of at least (a) $45 million as of January 23, 1998, and (b) $75 million as of March 31, 1998, plus 50% of net income, if positive, before extraordinary gains but after extraordinary losses, for the period commencing April 1, 1998, plus 100% of the net proceeds from the issuance of common or preferred stock, (ix) a minimum interest coverage ratio of not less than 1.5 to
1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1997 and increasing to 2.0 to 1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1998, (x) issuance of common stock with proceeds of $65.0 million by March 31, 1998, and (xi) the escrow of interest payments due on the Company's outstanding 12 1/4% Senior Notes due 2004. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness of the Company, a breach of the Company's representations and warranties contained in the loan agreement, material judgments, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

     The amount of borrowings available to the Company under the Credit Facility depend upon the redetermination of the Company's borrowing base by the Bank, subject to the limits imposed by the lending commitment. The borrowing base is subject to periodic redetermination, at the discretion of the Bank, based on a review of Company reserve and other information with the initial scheduled review to occur on April 1, 1998. A reduction in the borrowing base could require the Company to repay outstanding indebtedness under the Revolving Loan in excess of the redetermined borrowing base, and would limit available borrowings thereunder.

     12 1/4 % Senior Notes due 2004.  On September 9, 1997, the Company
     ------------------------------
completed the sale of 100,000 units consisting of an aggregate of $100 million principal amount of 12 1/4% Senior Notes due 2004 ("12 1/4% Senior Notes") and warrants to purchase an aggregate of 1.4 million shares of Common Stock of the Company at purchase price of $3.00 per share. The proceeds to the Company from the sale of the units were approximately $95.7 million, net of offering costs of $4.3 million, and were used to complete the acquisition of natural gas and oil properties from HS for $27.5 million, repay the Original Credit Facility balances of $47.4 million, repay other indebtedness and accrued interest of $4.7 million and apply approximately $16.0 million to working capital. The estimated fair value of the
1.4 million warrants issued in connection with the offering was $1.2 million. Such amount has been treated as an original issue discount and together with the offering costs is being amortized over the life of the 12 1/4% Senior Notes using the effective interest method.

     The 12 1/4% Senior Notes bear interest at an annual rate of 12 1/4%, payable semiannually in arrears on March 1 and September 1 of each year. The 12 1/4% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future unsecured senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the 12 1/4% Senior Notes (the "Senior Note Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     The Senior Note Indenture contains certain affirmative and negative covenants which, among other things, limit the Company and its Restricted Subsidiaries, as defined, with respect to the following: (i) asset sales; (ii) restricted payments, including cash dividends; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock;
(iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

     In the event the Company consummates one or more Equity Offerings, as defined in the Senior Note Indenture, on or prior to September 1, 1998, the Company, at its option, may redeem up to $25.0 million of the aggregate principal amount of the 12 1/4% Senior Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 112.25% of the aggregate principal amount of the 12 1/4% Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least $75.0 million of the aggregate principal amount of the 12 1/4% Senior Notes remains outstanding. In addition, the 12 1/4% Senior Notes are redeemable at the option of the Company at any time prior to March 31, 1998 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon, and thereafter through April 30, 1998, when such redemption right expires, at a redemption price of 101% of the principal amount, plus accrued and unpaid interest thereon.

     Upon a Change of Control, as defined in the Senior Note Indenture, the Company is required, subject to certain conditions, to offer to repurchase all outstanding 12 1/4% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. A Change of Control includes the sale, lease or transfer of substantially all of the Company's assets, the adoption of a plan relating to the liquidation of the Company, the acquisition directly or indirectly by any person or group (as such term is used in Section 13(d)(3) of the Exchange Act) of beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of more than 50% of the aggregate voting power of the Company's voting stock, or during any period of two consecutive years individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any new directors whose election by such Board of Directors or whose nomination for election by the shareholders was approved by a vote of 66-2/3% of the directors of the Company then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office.

     The 12 1/4% Senior Notes are unconditionally guaranteed (the "Guarantee") by the two subsidiaries of the Company, Gothic Energy of Texas, Inc. and Gothic Gas Corporation ("Guarantors"). The Guarantee is a general unsecured senior obligation of the Guarantors, ranking pari passu with all existing and future subordinated indebtedness of the Guarantors. The Senior Note Indenture provides that all existing and future Restricted Subsidiaries shall enter into the Guarantee.

     In connection with obtaining consents to an amendment of the Company's outstanding 12 1/4% Senior Notes in connection with obtaining the financing to complete the Amoco Acquisition, the Company agreed to raise a total of at least $45.0 million in equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company fails to comply with either of these agreements, until such conditions are met, the interest rate on the 12 1/4% Senior Notes will increase by 1% until the additional equity is raised and also by 1% until the senior subordinated notes are sold; provided, that if the senior subordinated notes are not issued by June 30, 1998, the interest rate on the 12 1/4% Senior Notes will increase by 2% until such senior subordinated notes are issued. By reason of the foregoing, the interest rate increased by 1% on February 28, 1998.

     Series A Preferred Stock and Warrants.  On January 23, 1998, the Company
     -------------------------------------
issued an aggregate of 37,000 shares of Senior Preferred Stock with each share having a liquidation preference of $1,000. The Company has the right to redeem the Series A Preferred Stock at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares are mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitle the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remains outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The Series A Preferred Stock ranks senior to all classes of the Company's Common Stock and preferred stock outstanding or hereafter issued. The holders of the shares of Series A Preferred Stock have no voting rights except (i) as required by Oklahoma law, or (ii) in the event the shares of Series A Preferred Stock are then outstanding and so long as such shares remain outstanding, commencing on September 30, 1998 the holders are entitled to elect two members of the Company's Board of Directors, on December 31, 1998 the holders are entitled to elect three members of the Company's Board of Directors, and on March 31, 1999 the holders are entitled to elect four members of the Company's Board of Directors. Such directors, if elected, will serve until the shares are redeemed. The dividend rate on the Series A Preferred Stock is subject to increase under certain circumstances in the event the Company fails to comply with certain covenants relating to the registration under the Securities Act of 1933, as amended, of shares of Series A Preferred Stock to be offered in exchange for the outstanding shares of Series A Preferred Stock, a change in control of the Company, or the failure of the Company to redeem the shares from the proceeds of certain offerings of its securities. The issuance of the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and were applied to payment of a fee in connection with an amendment obtained from the holders of certain terms of the Company's outstanding 12 1/4% Senior Notes thereby permitting the Amoco Acquisition.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued Warrants expiring five years from the date of issuance to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise. The exercise price and number of shares issuable is subject to adjustment under certain circumstances and the holders have certain rights to have the shares issuable on exercise of the warrants registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act. In the event the Series A Preferred Stock remains outstanding on March 31, 1998, the exercise price of the Warrants will reduce to $.01 per share and the holders of the Series A Preferred Stock will receive additional five-year warrants, also having an exercise price of $.01 per share, which will represent the right to purchase, when aggregated with the Warrants, 10% of the Company's fully-diluted equity.
In the event the Series A Preferred Stock remains outstanding at each of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, the
holders of the Series A Preferred Stock will receive additional five-year warrants which will represent the right to purchase, when aggregated with the Warrants and any additional warrants previously issued, 20%, 30%, 40% and 50%, respectively, of the Company's fully-diluted equity.


FUTURE CAPITAL REQUIREMENTS AND RESOURCES

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. The Company currently has no borrowing capacity available under its Credit Facility.

     In January 1998, the Company borrowed $60.0 million pursuant to its Credit Facility to finance a portion of the purchase price for the Amoco Acquisition which indebtedness is due and payable on June 30, 1998. In addition, the Company issued 37,000 shares of Series A Preferred Stock, with each share having a liquidation preference of $1,000, and warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise.

     The shares of Series A Preferred Stock are entitled to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remains outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The holders of the shares of Series A Preferred Stock have no voting rights except (i) as required by Oklahoma law, or (ii) in the event the shares of Series A Preferred Stock are then outstanding and so long as such shares remain outstanding, commencing on September 30, 1998 the holders are entitled to elect two members of the Company's Board of Directors, on December 31, 1998 the holders are entitled to elect three members of the Company's Board of Directors, and on March 31, 1999 the holders are entitled to elect four members of the Company's Board of Directors. Such rights to elect directors will continue, and any directors elected will continue to serve, until the shares are redeemed. The dividend rate on the Series A Preferred Stock is subject to increase under certain circumstances in the event the Company fails to comply with certain covenants relating to the registration under the Securities Act of shares of Series A Preferred Stock to be offered in exchange for the outstanding shares of Series A Preferred Stock, a change in control of the Company, or the failure of the Company to redeem the shares from the proceeds of certain offerings of its securities.

     In connection with obtaining consents to the amendment of the Company's outstanding 12 1/4% Senior Notes, the Company agreed to raise a total of at least $45.0 million in equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company fails to comply with either of these agreements, until such conditions are met, the interest rate on the 12 1/4% Senior Notes will increase by 1% until the additional equity is raised and also by 1% until the senior subordinated notes are sold, provided, if the senior subordinated notes are not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes will increase by 2% until such senior subordinated notes are sold. Such additional equity was not sold by February 28, 1998. Pursuant to such consents, the holders of the 12 1/4% Senior Notes agreed that the Company will have the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right will expire.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued Warrants expiring five years from the date of issuance to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise. The exercise price and number of shares issuable is subject to adjustment under certain circumstances and the holders have certain rights to have the shares issuable on exercise of the warrants registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act. In the event the Senior Preferred Stock remains outstanding on March 31, 1998, the exercise price of the Warrants will reduce to $.01 per share and the holders of the Series A Preferred Stock will receive additional five-year warrants, also having an exercise price of $.01 per share, which will represent the right to purchase, when aggregated with the Warrants, 10% of the Company's fully-diluted equity. In the event the Series A Preferred Stock remains outstanding at each of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, the holders of the Series A Preferred Stock will receive additional five-year warrants which will represent the right to purchase, when aggregated with the Warrants and any additional warrants previously issued, 20%, 30%, 40% and 50%, respectively, of the Company's fully-diluted equity.

     Failure to repay the $60.0 million Bridge Loan when due would be an event of default under the Company's Credit Facility which could result in the entire indebtedness under the Credit Facility becoming immediately due and payable. In such event, the lenders could assert their rights as secured creditors and foreclose on the Company's assets. In addition, such event of default would also be an event of default under the Company's 12 1/4% Senior Notes resulting in such notes becoming immediately due and payable. There can be no assurance that any additional equity capital that is raised will not be dilutive to the interests of the Company's existing securityholders.

     On March 31, 1998, the Company (as herein defined) entered into agreements with Chesapeake Energy Corporation ("Chesapeake"), with an expected closing date of not later than April 27, 1998, pursuant to which the Company will (i) sell to Chesapeake a 50% interest in substantially all of the Company's undeveloped acreage for $10.5 million, (ii) sell to Chesapeake for $20.0 million a 50% interest in the Company's producing natural gas and oil properties in the Arkoma basin, and (iii) sell, for $39.5 million, shares of the Company's Series B Senior Non-Voting Preferred Stock and ten-year warrants to purchase at an exercise price of $.01 per share 2,439,246 shares of the Company's Common Stock. In addition, the Company is seeking to sell in privately negotiated transactions or transactions subject to Rule 144A under the Securities Act up to $295.0 million of debt securities. It is intended that the net cash proceeds of the foregoing will be used to redeem the Company's outstanding $100 million 12 1/4% Senior Notes, repay in full the outstanding balance of approximately $207.9 million under the Credit Facility, including the bridge loan due and payable on June 30, 1998, and redeem the outstanding Series A Preferred Stock for a redemption price of approximately $38.0 million. The Company also intends to facilitate the refinancing by creating a wholly owned subsidiary to hold its natural gas and oil assets. The consummation of each transaction will be cross-conditioned on the consummation of all of the other transactions. Herein, such transactions, including the transaction with Chesapeake, is referred to as the "Recapitalization." There can be no assurance that the Recapitalization will be completed or that the Company's outstanding indebtedness will be refinanced and the Series A Preferred Stock will be redeemed. The financial and quantitative information provided in this Annual Report does not give effect to the completion of the Recapitalization.

CHANGES IN PRICES AND INFLATION

     The Company's revenues and value of its natural gas and oil properties have been and will continue to be affected by changes in natural gas and oil prices. Natural gas and oil prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

     From time to time, the Company hedges natural gas prices through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of natural gas and crude oil on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the well head and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price.
The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of natural gas and oil sales. The Company does not acquire, hold or issue financial instruments for trading purposes.

     At December 31, 1997, the Company had entered into swap agreements relating to the sale of 5,000 Mcf per day at a price of $2.55 per Mcf and expiring on March 31, 1998 and 15,000 Mcf per day at a price of $2.45 per Mcf during the period January 1, 1998 through March 31, 1998. In February 1998, the Company entered into swap agreements relating to the sale of 30,000 Mcf per day for the month of March 1998 at $2.16 per Mcf and 62,000 Mcf per day during the period April 1, 1998 through October 31, 1998 at an average price of $2.09 per Mcf. Of the 62,000 Mcf per day, 25,000 Mcf per day is subject to a "call spread" agreement which provides that the Company will receive additional payments if the actual sales price of natural gas is between $2.30 and $2.70 per Mcf during the period. The swap agreements for the month of March 1998 and the period April through October 1998 cover approximately 55% and 69%, respectively of the Company's current natural gas production. In addition, the Company has entered into a swap agreement relating to the sale of 60,000 Mcf per day at a "floor" price of $2.10 per Mcf during the period November 1998 through March 1999.

     While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company has not been required to provide collateral relating to hedging activities.

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the year ended December 31, 1997.


YEAR 2000 COMPUTER ISSUES

     The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse effect on its financial condition or results of operations. However, it is possible that the Company's cash flows could be disrupted by year 2000 problems experienced by outside operators of its wells, buyers of its natural gas and oil, financial institutions or other persons. The Company is unable to quantify the effect, if any, of year 2000 computer problems that may be experienced by these third parties.


OTHER

     Accounting Matters.  The Company accounts for its natural gas and oil
     ------------------
exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. The Company capitalizes costs including salaries and related fringe benefits of employees and consultants directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities. The Company's natural gas and oil reserves are estimated annually by petroleum engineers. The Company's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's natural gas and oil properties. Changes in the estimates or declines in natural gas and oil prices could cause the Company in the near-term to reduce the carrying value of its natural gas and oil properties, thereby decreasing earnings in such period.

     Based on market prices for natural gas and oil in March 1998 and the anticipated terms of the Recapitalization, the Company would, as of the end of the quarter following the completion of the Recapitalization, reflect a full cost write down in the amount of approximately $33.0 million. The amount of any such write down will depend upon the market prices for natural gas and oil at the end of the quarter and the final terms of the Recapitalization. Based on rules promulgated by the Commission, the Company evaluates impairment of its natural gas and oil properties, based on prevailing prices as of the end of each quarter, and accordingly, the actual amount of impairment, if any, will not be determinable until the end of the quarter in which the Recapitalization occurs.

     Management of the Company evaluates natural gas and oil reserve acquisition opportunities in the light of many factors only a portion of which may be reflected in the amount of proved natural gas and oil reserves proposed to be acquired. In determining the purchase price to be offered, the Company does not solely rely on proved natural gas and oil reserves or the value of such reserves, as defined in and determined in accordance with Rule 4-10 of Regulation S-X adopted under the Securities Exchange Act of 1934, as amended. Factors considered include, among others, the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that can be made in operating the producing properties, additional reserves that management believes can be proven relatively inexpensively based on management's knowledge of the area where the interests are located and existing producing properties owned by the Company. Management does not necessarily conclude that an acquisition is not favorable because there may be a full cost ceiling write-down associated with it. The Company does not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and year end for all of the Company's properties included in its cost center and is based on prices for natural gas and oil as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. Management reviews the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of natural gas and oil, anticipated future prices for natural gas and oil, the factors described above as well as other factors that may relate to the specific properties under review.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical matters, the matters discussed in this commentary and elsewhere in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) under "Year Ended December 31, 1997 Compared with Year Ended December 31, 1996" relating to the Company's dependence for profits and revenues on prevailing spot market prices for oil and gas, (ii) under "Inflation" as to the impact of inflation on the Company, (iii) under "Liquidity and Capital Resources" as to the Company's capital requirements, business strategy, ability to attain and maintain profitability and cash flow, dependence upon the acquisition of and ability to acquire additional oil and gas properties or entering into joint oil and gas well development arrangements, access to debt and equity capital and availability of joint venture development arrangements, estimates as to its needs for additional capital and the times at which such additional capital will be required, expectations as to the sources of this capital and funds, ability to successfully implement its business strategy, ability to identify and integrate successfully any additional producing oil and gas properties it acquires and whether such properties can be operated profitably, ability to maintain compliance with covenants of its various loan documents and other agreements pursuant to which securities have been issued, ability to borrow funds or maintain levels of borrowing availability under credit arrangements, statements about Proved Reserves or borrowing availability based on Proved Reserves and future net cash flows and the present value thereof and Supplementary Oil and Gas Information in Note 13 to Notes to Consolidated Financial Statements.

     The Company wishes to caution readers that the following important factors, and those described elsewhere in this commentary and Report, or in other Securities and Exchange Commission filings, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Substantial Indebtedness. At December 31, 1997, on a pro forma basis, the Company would have had $309.0 million of indebtedness as compared to stockholders' equity of $34 million. This level of indebtedness may pose substantial risks to the Company and the holders of its securities, including the possibility that the Company may not generate sufficient cash flow to pay the principal of and interest on its indebtedness and the risk of default under its Credit Facility and other indebtedness. The Company's historical earnings were insufficient to cover fixed charges by $3.8 million and $5.7 million for the years ended December 31, 1997 and 1996, respectively. If the Company is unsuccessful in increasing its proved reserves or realizing production from its proved undeveloped reserves, the future net revenue from existing proved reserves may not be sufficient to pay the principal of and interest on its indebtedness in accordance with their terms. The Company's level of indebtedness may also adversely affect its ability to incur additional indebtedness and finance its future operations and capital needs, and may limit its ability to pursue other business opportunities. The Credit Facility and other outstanding indebtedness of the Company contain financial and other restrictive covenants which could limit the Company's operating and financial flexibility and, if violated, would result in an event of default which could preclude the Company's access to credit under such facility or otherwise have a material adverse effect on the Company. A default under the Company's Credit Facility could lead to a foreclosure against the Company's assets that collateralize such indebtedness. In addition, the terms of the Company's indebtedness contain provisions whereby a default under one loan agreement may also constitute a default under other indebtedness. Accordingly, if the Company should default under the terms of one loan agreement such default could also constitute an event of default under other indebtedness which could result in all of such indebtedness becoming immediately due and payable. There are currently no defaults under any of the Company's outstanding indebtedness.

     Refinancing of Bridge Securities. In January 1998, the Company borrowed $60.0 million pursuant to its Credit Facility to finance a portion of the purchase price for the Amoco Acquisition which indebtedness is due and payable on June 30, 1998. In addition, the Company issued 37,000 shares of Senior Preferred Stock, with each share having a liquidation preference of $1,000, and warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise.

     The shares of Senior Preferred Stock are entitled to receive cumulative dividends payable in additional shares of Senior Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Senior Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Senior Preferred Stock remains outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The holders of the shares of Senior Preferred Stock have no voting rights except
(i) as required by Oklahoma law, or (ii) in the event the shares of Senior Preferred Stock are then outstanding and so long as such shares remain outstanding, commencing on September 30, 1998 the holders are entitled to elect two members of the Company's Board of Directors, on December 31, 1998 the holders are entitled to elect three members of the Company's Board of Directors, and on March 31, 1999 the holders are entitled to elect four members of the Company's Board of Directors. Such rights to elect directors will continue, and any directors elected will continue to serve, until the shares are redeemed. The dividend rate on the Senior Preferred Stock is subject to increase under certain circumstances in the event the Company fails to comply with certain covenants relating to the registration under the Securities Act of shares of Senior Preferred Stock to be offered in exchange for the outstanding shares of Senior Preferred Stock, a change in control of the Company, or the failure of the Company to redeem the shares from the proceeds of certain offerings of its securities.

     In connection with obtaining the consents to the amendment of the Company's outstanding 12 1/4% Senior Notes, the Company agreed to raise a total of at least $45.0 million in equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company fails to comply with either of these agreements, until such conditions are met, the interest rate on the 12 1/4% Senior Notes will increase by 1% until the additional equity is raised and also by 1% until the senior subordinated notes are sold, provided, if the senior subordinated notes are not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes will increase by 2% until such senior subordinated notes are sold. Such additional equity was not sold by February 28, 1998 and, accordingly, the interest rate increased to 13 1/4%. Pursuant to such consents, the holders of the 12 1/4%
Senior Notes agreed that the Company will have the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right will expire.

     Concurrently with the sale of the Senior Preferred Stock, the Company issued Warrants expiring five years from the date of issuance to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise. The exercise price and number of shares issuable is subject to adjustment under certain circumstances and the holders have certain rights to have the shares issuable on exercise of the warrants registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act. In the event the Senior Preferred Stock remains outstanding on March 31, 1998, the exercise price of the Warrants will reduce to $.01 per share and the holders of the Senior Preferred Stock will receive additional five-year warrants, also having an exercise price of $.01 per share, which will represent the right to purchase, when aggregated with the Warrants, 10% of the Company's fully-diluted equity.
In the event the Senior Preferred Stock remains outstanding at each of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, the holders of the Senior Preferred Stock will receive additional five-year warrants which will represent the right to purchase, when aggregated with the Warrants and any additional warrants previously issued, 20%, 30%, 40% and 50%, respectively, of the Company's fully-diluted equity.

     Failure to repay the $60.0 million Bridge Loan when due would be an event of default under the Company's Credit Facility which could result in the entire indebtedness under the Credit Facility becoming immediately due and payable. In such event, the lenders could assert their rights as secured creditors and foreclose on the Company's assets. In addition, such event of default would also be an event of default under the Company's 12 1/4% Senior Notes resulting in such notes becoming immediately due and payable. There can be no assurance that any additional equity capital that is raised will not be dilutive to the interests of the Company's existing securityholders.

     Ability to Manage Growth. Although individual members of management have significant experience in the natural gas and oil industry, the Company has been engaged in the natural gas and oil business for less than four years and has a limited operating history upon which investors may base their evaluation of the Company's performance. As a result of its brief operating history and rapid growth, the operating results from the Company's historical periods are not readily comparable and, as a consequence of the Amoco Acquisition, are not expected to be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its current level of, revenues, natural gas and oil reserves or production. The Company's natural gas and oil operations to date have focused on the acquisition of producing natural gas and oil properties. The Company's business plan and reserve reports include the drilling of approximately 30 development wells during 1998.

     The Amoco Acquisition and any future growth of the Company's natural gas and oil reserves, production and operations will place significant demands on the Company's operational, administrative and financial resources, and the increased scope of operations will present challenges to the Company due to increased management time and resources required. The Company's future performance and profitability will depend in part on its ability to successfully integrate the operational, financial and administrative functions of acquired properties into the Company's operations, to hire additional personnel and to implement necessary enhancements to its management systems to respond to changes in its business. There can be no assurance that the Company will be successful in these efforts. The inability of the Company to integrate acquired properties, to hire additional personnel or to enhance its management systems could have a material adverse effect on the Company's results of operations.

     Volatility of Natural Gas and Oil Prices and Markets. The Company's revenues, profitability, cash flow, ability to service debt and future growth will be substantially dependent on prevailing prices for natural gas and oil. The amounts of and prices obtainable for the Company's natural gas and oil production will be affected by market factors beyond the Company's control.
Such factors include the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Any significant decline in natural gas and oil prices would have a material adverse effect upon the Company, including the inability of the Company to fund planned operations and capital expenditures, write-downs of the carrying value of its natural gas and oil properties, and the Company's inability to meet debt service requirements resulting in defaults under bank loans and other indebtedness. In addition, the marketability of the Company's natural gas and oil production will depend in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities.

     Risk of Hedging Activities. In an attempt to reduce its sensitivity to energy price volatility, the Company uses swap arrangements that generally result in a fixed price for sales of its oil and gas production over periods of up to 12 months. If the Company's reserves are not produced at rates equivalent to the hedged position, the Company would be required to satisfy its obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In addition, hedging contracts are subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse financial effect on the Company. These arrangements provide for the Company to exchange a floating market price for a fixed contract price. Payments are made by the Company when the floating price exceeds the fixed price for a contract month and payments are received when the fixed price exceeds the floating price. Settlements on these swaps are based on the difference between the approximate average closing NYMEX price for a contract month and the fixed contract price for the same month.

     Under the terms of the Company's Credit Facility, the Company is required to enter into hedging agreements satisfactory to Bank One, covering the Company's natural gas and oil properties. Because of this hedging activity, the Company's financial risk resulting from possible declines in the price of natural gas and oil is reduced; however, the Company's ability to benefit from increases in the price of natural gas and oil is limited. Any reduction in hedging activity will subject the Company to more significant fluctuations in production revenues resulting from price volatility.

     At December 31, 1997, the Company had swap agreements relating to the sale of 5,000 Mcf per day at a price of $2.55 per Mcf and 15,000 Mcf per day at a price of $2.45 per Mcf during the period January 1, 1998 through March 31, 1998. In February 1998, the Company entered into swap agreements relating to the sale of 30,000 Mcf per day for the month of March 1998 at $2.16 per Mcf and 62,000 Mcf per day during the period April 1, 1998 through October 31, 1998 at an average price of $2.09 per Mcf. Of the 62,000 Mcf per day, 25,000 Mcf per day is subject to a "call spread" agreement which provides that the Company will receive additional payments if the actual sales price of natural gas is between $2.30 and $2.70 per Mcf during the period. The swap agreements for the month of March 1998 and the period April through October 1998 cover approximately 55% and 69%, respectively of the Company's current natural gas production. In addition, the Company has entered into a swap agreement relating to the sale of 60,000 Mcf per day at a "floor" price of $2.10 per Mcf during the period November 1998 through March 1999.

     Replacement of Reserves. The Company's success is substantially dependent on its ability to replace and expand its natural gas and oil reserves through the acquisition of producing properties and the exploitation and development of its properties, which activities involve substantial risks. Without successful acquisition or drilling ventures, the Company will be unable to replace the reserves being depleted by production, and its assets and revenues, including the reserves, will decline. The Company's strategy includes increasing its reserve base through acquisitions of producing properties, continued exploitation of its existing properties and exploration of new and existing properties. There can be no assurance that the Company's acquisition and development activities will result in the replacement of, or additions to, the Company's reserves. Similarly, there can be no assurance that the Company will have sufficient capital to engage in its acquisition or development activities. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact, and as estimates their accuracy is inherently uncertain.

     Acquisition Risks. The Company's rapid growth since it commenced natural gas and oil operations has been largely the result of acquisitions of producing properties. The Company expects to continue to evaluate and pursue acquisition opportunities available on terms management considers favorable to the Company. The successful acquisition of producing properties requires an assessment of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company generally assumes preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis. With respect to its acquisitions to date, the Company has no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that the Company's acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

     Uncertainty of Estimates of Reserves and Future Net Revenues; Significant Undeveloped Reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. The reserve information set forth in this Annual Report represents estimates based on reports prepared by the Company's independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved natural gas and oil reserves is based upon engineering estimates derived after analysis of information furnished by the Company or the operator of the property. Estimates of economically recoverable natural gas and oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future natural gas and oil prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. Natural gas and oil prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. Approximately 24% of the Company's estimated proved reserves on a pro forma basis as of December 31, 1997 are classified as undeveloped. Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by the Company for purposes of the reserve report.

     Future Capital Requirements. The Company has made, and will continue to make, substantial capital expenditures for the acquisition, development and production of natural gas and oil reserves, particularly since a substantial portion of the proved reserves of the Company consists of proved undeveloped reserves, which require significant capital expenditures to develop. The Company has budgeted capital expenditures of approximately $20 to $25 million for the year ending December 31, 1998. The Company is not contractually committed to expend these funds. The Company currently expects that available cash, cash flows from operations, proceeds from the private or public sale of debt or equity securities, borrowings under the Credit Facility (following repayment with proceeds of the sale of other debt or equity securities), and sales of certain natural gas and oil properties will be sufficient to fund debt service requirements and planned capital expenditures for its existing properties through 1998. However, the Company may need to raise additional capital to fund acquisitions and the development thereof, which capital may not be available to the Company in the future.

     The Company may seek additional capital, if required, from traditional reserve base borrowing, equity and debt offerings or joint ventures to further develop and exploit its properties and to acquire additional properties, subject to the limitations contained in the terms of its outstanding indebtedness, the Credit Facility and the Company's 12 1/4% Senior Notes due 2004. The Company's ability to access additional capital will depend on its continued success in developing its natural gas and oil reserves and the status of the capital markets at the time such capital is sought. Accordingly, there can be no assurance that capital will be available to the Company from any source or that, if available, it will be at prices or on terms acceptable to the Company. Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploitation of the Company's properties could be delayed or reduced and, accordingly, natural gas and oil revenues and operating results may be adversely affected. See "- Liquidity and Capital Resources."

     Reliance on Key Personnel. The Company is dependent upon the services of its Chief Executive Officer and President, Michael Paulk . The loss of his services could have a material adverse effect upon the Company. The Company has entered into an employment agreement with Mr. Paulk, expiring on December 31, 1999. In addition, the Company has obtained a policy of life insurance on Mr. Paulk in the amount of $1.0 million, naming the Company as beneficiary.

     Restrictions Imposed by Lenders. The instruments governing the indebtedness of the Company impose significant operating and financial restrictions on the Company. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in the Company's business or the economy in general, or otherwise conduct necessary corporate activities. A failure by the Company to comply with these restrictions could lead to a default under the terms of such indebtedness. In the event of default, the holders of such indebtedness could elect to declare all of the funds borrowed pursuant thereto to be due and payable together with accrued and unpaid interest. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company. In addition, the Company's indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The pledge of such collateral to existing lenders could impair the Company's ability to obtain favorable financing from other sources.

     Drilling and Operating Risks. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations or financial condition.

     In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, pollution and other physical and environmental risks are inherent in natural gas and oil exploration and production. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company, as protection against operating hazards, maintains insurance coverage against some, but not all, potential losses, as is common in the natural gas and oil industry. The Company does not fully insure against all risks associated with its business either because such insurance is not available or because the cost thereof is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations.

     Governmental Regulation. The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of natural gas and oil and the release of materials into the environment or otherwise relating to protection of the environment. In particular, the Company's natural gas and oil exploration, development and production, and its activities in connection with storage and transportation of liquid hydrocarbons are subject to stringent environmental regulation by governmental authorities. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning natural gas and oil wells and other related facilities.

     Although the Company believes that its operations are in general compliance with all such laws and regulations, including applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in natural gas and oil operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future.

     The discharge of natural gas, oil or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of producing properties purchased by the Company, including Amoco, among others, against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

     Competition. The natural gas and oil industry is highly competitive. The Company competes in acquisitions and the development, production and marketing of natural gas and oil with major oil companies, other independent natural gas and oil concerns, and individual producers and operators. Many of these competitors have substantially greater financial and other resources than the Company. Furthermore, the natural gas and oil industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers.



ITEM 7 - FINANCIAL STATEMENTS:
-----------------------------

     The response to this Item is included in a separate section of this report. See page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
----------------------------------------------------------------------------

     During the two fiscal years ended December 31, 1997, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III
                                    --------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:
-------------------------------------------------

     Directors and Executive Officers.  The Directors and executive officers of
     --------------------------------
the Company, their ages and positions with the Company are as follows:



     Name                 Age  Position With Company
     ----                 ---  ---------------------
     John J. Fleming      57  Chairman of the Board and Director
     Michael K. Paulk     49  President and Director
     Steven P. Ensz       46  Vice-President, Finance and Chief Financial Officer
     Morton A. Cohen      62  Director
     Brian E. Bayley      45  Director


     JOHN J. FLEMING: Mr. Fleming was elected a Director of the Company in October 1994. Mr. Fleming is currently Chairman, President and Chief Executive Officer of Profco Resources, Ltd., which engages in oil and gas exploration. From 1992 through December 1995, Mr. Fleming was Chairman and chief executive officer of Excel Energy, Inc., engaged in oil and gas exploration. Prior thereto, commencing in 1989 he was Chairman and chief executive officer of Trical Resources, Inc. and its successor Voyager Energy, Inc. Mr. Fleming was Chairman of the Board of American Natural Energy Corporation ("ANEC") from August 1993 to July 1994. He has been involved in the oil and gas industry as president, chairman or chief executive officer of a number of corporations for more than the past fifteen years. Mr. Fleming is also a Director of Imco Recycling Inc., Newfoundland Capital Corporation, Canadian Helicopters Limited and Quest Oil & Gas, Inc.

     MICHAEL K. PAULK: Mr. Paulk was elected President and Director of the Company in October 1994. Mr. Paulk has been engaged in the oil and gas industry for more than fifteen years. He was President of ANEC from its inception in 1985 until his resignation in September 1994 after its acquisition by Alexander Energy Corporation in July 1994.

     STEVEN P. ENSZ: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of the Company since March 18, 1998 and is responsible for the financial activities of the Company. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. From December 1983 to June 1991, he held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer. Prior to December 1983, he was a partner with Oak, Simon & Ott, CPAs. He is a certified public accountant.

     MORTON A. COHEN: Mr. Cohen was elected a Director of the Company in October 1995. Mr. Cohen has been, for more than ten years, the President and Chairman of Clarion Capital Corporation, a small business investment company. Mr. Cohen is a Director of Zemec Corporation, Abaxis, Inc., Montek Technologies, Inc., and Cohesant Technologies, Inc.

     BRIAN E. BAYLEY: Mr. Bayley was elected a Director of the Company in February 1996. He has been President of Quest Oil & Gas, Inc. ("Quest") (formerly known as Quest Capital Corporation) since October 1990 and for the four years prior thereto was its Vice-President of Corporate Administration. Mr. Bayley is a Director of a number of other corporations, none of which are reporting companies under the Securities Exchange Act of 1934, as amended.

     Significant Employees.  In addition to its executive officers, employees of
     ---------------------
the Company who are expected to make a significant contribution to the Company are as follows:


     Name                        Age  Position With Company
     ----                        ---  ---------------------
     James S. Blair               45  Vice-President, Corporate Development
     Bennett G. Shelton           40  Land Contracts Manager
     Richard O. Mulford           44  Operations Manager
     Robert G. Snead              59  Geologist
     John Coughlon                40  Geologist
     David Evans                  41  Petroleum Engineer
     R.L. Hilbun                  49  Full-Time Consultant, Drilling
                                       and Completion Engineer
     R. Andrew McGuire            31  Controller


     JAMES S. BLAIR: Mr. Blair has been Vice-President, Corporate Development of the Company since June 1997 and is responsible for the management and coordination of acquisition and divestiture activities. From January 1989 to June 1997, he was Vice-President, Land and Acquisitions of Toreador Royalty Corporation where he was responsible for implementing the Toreador's restructuring plan, and in charge of increasing production through acquisitions and joint ventures. From May 1988 to January 1989, he was Vice-President of Business Development of German Oil Company, and from 1980 to May 1988, he was employed by Tenneco Oil Company where he was involved with business development and acquisitions.

     BENNETT G. SHELTON: Mr. Shelton has been employed by the Company as Land Contracts Manager since May 1995. From August 1994 to May 1995, he was a Senior Landman with AEOK and prior thereto he was a Land and Acquisition Manager with ANEC. Prior to April 1991, he was a staff landman with Santa Fe Minerals, Inc. for approximately ten years.

     RICHARD O. MULFORD: Mr. Mulford has been employed as Operations Manager with the Company since April 1995. From April 1985 to April 1995, he was a Production Superintendent with ANEC and has been employed in the oil and natural gas industry since 1978.

     ROBERT G. SNEAD: Mr. Snead, who has served as a geologist for the Company on a full-time consulting basis since April 1997, was hired as a full-time employee effective September 1, 1997. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President/Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

     JOHN COUGHLON: Mr. Coughlon has been employed by the Company since March 1998. Prior thereto, he was, commencing in December 1994, employed by Amoco Production Company, most recently as Senior Staff Geologist. From October 1993 to December 1994 he served as Geological Consultant/Principle of Tower Energy Corporation and prior thereto he was from July 1987 to October 1993 Senior Geologist for Nicor Oil & Gas and from April 1980 to July 1987 he was employed Mobil Oil Corp.

     DAVID EVANS: Mr. Evans was hired by the Company as a petroleum engineer in November 1997. Prior thereto, he was Production Manager for Petroleum Properties Management Co. from March 1996 to October 1997. From April 1992 to March 1996, he was Engineering Manager for AEOK and from September 1987 to April 1992 he was Vice-President of Exploration and Production for Bradmar Petroleum Corporation.

     R.L. HILBUN: Mr. Hilbun is a full-time consultant to the Company serving as a drilling and completion engineer. He has served in this capacity since March 1997. Prior thereto, commencing in 1982, he was Vice-President, Operations of PSEC, Inc., a natural gas and oil well operating company. He has been employed in the natural gas and oil industry since 1970.

     R. ANDREW MCGUIRE: Mr. McGuire has been employed by the Company as Controller since November 1994. From February 1991 to October 1994, he was employed as Accounting Manager of ANEC. From May 1988 to February 1991, he was employed by OXY-USA, Inc., a subsidiary of Occidental Petroleum Corp., as an accountant. Mr. McGuire is a certified public accountant.


DIRECTOR AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports and other information furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's year ended December 31, 1997.



ITEM 10 - EXECUTIVE COMPENSATION:
--------------------------------

     The following table sets forth the annual and long-term compensation paid during the Company's three fiscal years ended December 31, 1997 to the Company's chief executive officer and all other executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 1997:


                                   SUMMARY COMPENSATION TABLE
                                       ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------
                                                                              COMPENSATION
                                                                     ----------------------------
                                                               OTHER      LONG-TERM
           NAME AND                                            ANNUAL  AWARD'S OPTION   ALL OTHER
      PRINCIPAL POSITION         YEAR     SALARY      BONUS    COMP.         (#)          COMP.
-------------------------------------------------------------------------------------------------
Michael K. Paulk                 1997  $150,000     $150,000     -0-           -0-          -0-
                                 1996  $107,458     $ 50,000     -0-         125,000        -0-
                                 1995  $ 96,000        -0-       -0-           -0-          -0-

John Rainwater                   1997  $125,000        -0-       -0-           -0-          -0-
                                 1996  $107,458(1)  $ 25,000     -0-         125,000        -0-
                                 1995  $ 96,000        -0-       -0-           -0-          -0-

--------------------------

(1) Mr. Rainwater resigned as an executive officer of the Company effective on February 18, 1998.

     No options were granted to either Mr. Paulk or Mr. Rainwater during 1997.

STOCK OPTION HOLDINGS AT DECEMBER 31, 1997.
------------------------------------------

     The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 1997 (such officers did not exercise any options during the most recent fiscal year).

                                                                                       VALUE OF UNEXERCISED
                                   NUMBER OF UNEXERCISED OPTIONS                       IN-THE-MONEY OPTIONS
                                        AT DECEMBER 31,1997                          AT DECEMBER 31, 1997 (1)
--------------------------------------------------------------------------------------------------------------------
        NAME                  EXERCISABLE                UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
Michael K. Paulk               312,500 (2)                  62,500                   -0-                 -0-

John Rainwater                 312,500 (2)                  62,500                   -0-                 -0-

----------------------------

(1)  Based on the closing sales price on December 31,1997 of $2.375.
(2) Includes 250,000 shares exercisable at $2.50 per share and 62,500 shares exercisable at $2.56 per share.


EMPLOYMENT AGREEMENT

     The Company has entered into an employment agreement with Michael Paulk pursuant to which he is employed as the President of the Company. Mr. Paulk currently receives a base salary of $150,000 per year, plus such additional amounts as may be determined from time to time by the Company's Board of Directors. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. Mr. Paulk is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. Mr. Paulk's agreement expires on December 31, 1999 and is thereafter automatically extended for successive three-year terms. In the event the employment agreement is terminated by the Company (other than for cause, as defined) or is not automatically extended on any termination date for a successive three-year term, Mr. Paulk is entitled to receive payment equal to three times his then base salary, together with any sums unpaid under the terms of the employment agreement, and the Company is obligated to continue his medical insurance in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, Mr. Paulk has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him the same sums and other benefits described above as if such agreement had been terminated by the Company without cause. The agreement also contains certain provisions restricting Mr. Paulk from engaging in business activities in competition with the Company for a period of one year.

DIRECTORS COMPENSATION

     Directors of the Company do not receive any compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
------------------------------------------------------------------------

     Set forth below is information concerning the Common Stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, and the Common Stock ownership of each Director of the Company and all Directors and officers of the Company as a group, as of March 9, 1998. As of March 9, 1998, the Company had 16,261,640 shares of Common Stock outstanding.

           NAME AND ADDRESS OF BENEFICIAL
         HOLDER, IDENTITY OF GROUP (1)(2)            AMOUNT (3)           PERCENT OF CLASS
      --------------------------------------------------------------------------------------
        Michael Paulk                                 487,476 (4)              2.9%
        John Fleming                                  150,000 (5)              1.0%
        Morton A. Cohen                               680,222 (6)              4.1%
        Brian E. Bayley                               150,000 (7)              1.0%

        Stratum Group, L.L.C. (8)                   1,000,000 (9)              5.8%
         650 Fifth Avenue
         New York, New York  10019

        Cambridge Investments, Ltd. (8)             1,161,800                  7.1%
         600 Montgomery Street - 27th Floor
         San Francisco, California  94111

        Carl C. Icahn (8)                           1,600,000                  9.8%
        High River Limited Partnership (8)
        Riverdale LLC (8)
        Little Meadow Corp. (8)
         100 South Bedford Road
         Mount Kisco, New York  10549

        Amoco Corporation (8)                       1,500,000(10)              8.4%
         200 East Randolph Drive
         Chicago, Illinois  60601

        Croft-Leominster, Inc. (11)                   838,700                  5.4%
         207 East Redwood Street - Suite 208
         Baltimore, Maryland  21202

        All Officers and Directors as a Group       1,467,698                  9.0%
         (4 persons)

--------------------------------

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) The address of Mr. Paulk is c/o the Company, 5727 South Lewis Avenue, Suite 700, Tulsa, Oklahoma 74105. The address of Mr. Fleming is 1500, 340 12th Avenue SW, Calgary, Alberta T2R 1L5. The address of Mr. Cohen is c/o Clarion Capital Corporation, Ohio Savings Plaza, Suite 510, 1801 East Ninth Street, Cleveland, Ohio 44114. The address of Mr. Bayley is c/o Quest Oil & Gas, Inc., 1095 West Pender Street-Suite 850, Vancouver, British Columbia, Canada V6E 2M6.
(3) Except as otherwise noted, shares beneficially owned by each person as of March 9, 1998 were owned of record and each person had sole voting and investment power with respect to all shares beneficially held by such person.
(4) Includes 250,000 shares issuable upon exercise of options at an exercise price of $2.50 per share. Also includes 125,000 shares issuable upon exercise of options at an exercise price of $2.56 per share of which options to purchase 62,500 shares became exercisable on July 16, 1997 and options to purchase the remaining 62,500 shares become exercisable on July 16, 1998. In the event of a "change of control" of the Company, as defined in the option agreement, such remaining options become immediately exercisable.
(5) Includes 100,000 shares issuable on exercise of options at an exercise price of $1.50 per share which are exercisable during the five-year period beginning July 11, 1996 and 50,000 shares issuable on exercise of options at an exercise price of $2.56 per share which are exercisable during the five-year period beginning July 16, 1997.
(6) Includes shares held by Clarion Capital Corp., of which Mr. Cohen is an officer, director and principal shareholder, and other entities affiliated with Mr. Cohen, as well as 150,000 shares issuable on exercise of options held by Mr. Cohen at an exercise price of $2.56 per share which are exercisable during the five-year period beginning July 11, 1996 and 91,998 shares issuable on exercise of a warrant held by an affiliated partnership exercisable at $2.40 per share.
(7) Includes 150,000 shares issuable on exercise of options at an exercise price of $2.56 per share which are exercisable during the five-year period beginning July 11, 1996.
(8)  Based on information contained in Schedule 13D provided by such person.
(9) Issuable on exercise of common stock purchase warrants at $3.19 per share. The general partner of Stratum Group, L.P. is Stratum Finance, L.L.C. and the members of Stratum Finance, L.L.C. are Energy Investment Partners, a New York general partnership, Joseph M. Rinaldi, Michael W. Walker, Richard
     E. Bani, John C. Alvardo, Curt S. Taylor, and Betsy D. Cotton. Stratum Finance, L.L.C. is managed by Energy Investment Partners, which has four votes, Joseph M. Rinaldi, who has one vote, and Michael W. Walker, appointed by the natural person members of Stratum Finance, L.L.C., who has one vote. Energy Investment Partners has three general partners, SGLLC Partners, L.P. ("SGLLC"), SGLLC Partners Offshore, L.P. ("Offshore") and The Beacon Group Energy Investment Fund, L.P. ("Fund"). The sole general partner of each of SGLLC and Offshore is SG-GP, L.P. whose sole general partner is Energy Fund GPI, Inc. ("GPI"). The sole general partner of Fund is Beacon Energy Investors, L.P. ("Investors"). The sole general partner of Investors is BEIGP, Inc. ("BEIGP"). The names of the officers and Directors of both GPI and BEIGP are Geoffrey Boisi, John McWilliams, Preston Miller, Harold Pote, Faith Rosenfeld, Robert Semmens, David Remmington, Thomas Mendell and Frank Murray.
(10) Issuable on exercise of common stock purchase warrants at $3.00 per share.
(11) Based on information contained in Schedule 13G provided by such person.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

     On January 30, 1996, Quest Oil & Gas, Inc. ("Quest"), a corporation of which Mr. Bayley, a Director of the Company, was an officer and Director at the time, exchanged $1,290,000 principal amount of a loan in the aggregate amount of $1,850,000 from Quest for 1,290 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. After reflecting the exchange of $1,290,000 principal amount for 1,290 shares of 7 1/2% Cumulative Convertible Preferred Stock, the remaining $560,000 of principal and accrued interest of $173,000 on the loan and other obligations aggregating $92,000 owing to Quest was replaced with a Subordinated Note in the principal amount of $825,000 bearing interest at 7 1/2% per annum, due, together with all accrued interest thereon, ten years from its date of issuance. The $825,000 note was prepaid on March 13, 1996 and subsequently Quest sold its shares of 7 1/2% Convertible Preferred Stock.

     On November 14, 1995, Quest purchased the Company's secured notes in the principal amount of $333,333 and common stock purchase warrants to purchase 83,333 shares of the Company's Common Stock at an exercise price of $2.40 per share the proceeds of which were used to fund a portion of the purchase price for certain producing natural gas and oil properties. The note, which bore interest at 1% per month compounded monthly, was repaid on January 30, 1996 and bore interest at 1% per month, compounded monthly and subsequently Quest sold the common stock purchase warrants.

     Mr. Paulk is indebted to the Company in the amount of $169,110 under a non-interest bearing promissory note dated September 1, 1997. On February 26, 1998, the Compensation Committee of the Board of Directors approved the extension of the due date of the Note from January 31, 1998 to January 31, 1999.

     On January 23, 1998, the Company completed the Amoco Acquisition pursuant to which, among other things, the Company issued to Amoco a five-year common stock purchase warrant to purchase 1.5 million shares of Common Stock exercisable at $3.00 per share.

                                 PART IV
                                 -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

  EXHIBIT                 DESCRIPTION
-----------     ----------------------------------------------------------------
     3.1        Certificate of Incorporation of the Company filed October
                11, 1996*

     3.2        Certificate of Ownership and Merger of the Company filed October
                22, 1996*

     3.3        By-Laws of the Company*

     4.1        Specimen Stock Certificate

     4.2        Warrant Agreement between Company and American Stock Transfer &
                Trust Company, as Warrant Agent, including form of Redeemable
                Warrant (2)

    10.1        1989 Incentive Stock Option and Non-Statutory Plan, as amended*

    10.2        1996 Omnibus Incentive Plan*

    10.3        1996 Non-Employee Stock Option Plan*

    10.4        Employment Agreement dated as of November 1, 1994 between the
                Company and Michael Paulk(1) and amendment thereto dated October
                14, 1997*

    10.5        Warrant Certificate to purchase 1,000,000 Shares of Company's
                Common Stock at $3.25 per share issued to Stratum (4)

    10.6        Indenture dated as of September 9, 1997 among the Company,
                Gothic Energy of Texas, Inc., Gothic Gas Corporation and The
                Bank of New York, as Trustee.(5)

    10.7 Registration Rights Agreement dated as of September 9, 1997 among the Company, Gothic Energy of Texas, Inc., Gothic Gas
                Corporation, Oppenheimer & Co., Inc, Banc One Capital
                Corporation and Paribas Corporation.(5)

    10.8        Warrant Agreement between the Company and American Stock
                Transfer & Trust Company, as Warrant Agent, dated as of
                September 9, 1997(5)

    10.9 Common Stock Purchase Warrant issued to Norse Exploration, Inc., and Norse Pipeline, Inc.(6)

    10.10       Purchase and Sale Agreement dated November 25, 1997 between
                Amoco Production Company, as Seller, and Gothic Energy
                Corporation, as Buyer(7)

    10.11 Second Restated Loan Agreement Among the Company, Gothic Energy of Texas,



  EXHIBIT                 DESCRIPTION
-----------     ----------------------------------------------------------------
                Inc., Gothic Gas Corporation and Bank One, Texas, N.A.(8)

    10.12       Securities Purchase Agreement dated as of January 23, 1998(8)

    10.13       Certificate of Designation of Preferences and Rights of Senior
                Redeemable Preferred Stock, Series A, as filed with the State of
                Oklahoma on January 23, 1998(8)

    10.14       Warrant Agreement between the Company and American Stock
                Transfer & Trust Company, dated as of January 23, 1998(8)

    10.15       Registration Rights Agreement dated as of January 23, 1998(8)

    10.16       Common Stock Registration Rights Agreement dated as of January
                23, 1998(8)

    10.17       Warrant to Purchase Common Stock of the Company expiring
                November 24, 2002(8)

    10.18 First Supplemental Indenture dated January 23, 1998 to Indenture dated September 9, 1997 between the Company and The Bank of New
                York, as Trustee(8)

    10.19       Second Supplemental Indenture dated January 27, 1998 to
                Indenture dated September 9, 1997 between the Company and The
                Bank of New York, as Trustee(8)

    21.         Subsidiaries of the Company (as of March 30, 1998):

    23.1        Consent of Coopers & Lybrand L.L.P.*

    27          Financial Data Schedule*


                            Name                  State of Incorporation
                            ----                  ----------------------
                 Gothic Energy of Texas, Inc.            Oklahoma

--------------------------

*    Filed herewith.

(1) Filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1994
(2)  Filed as an exhibit to Registration Statement on Form SB-2 (File No. 33-
     99190)
(3)  Filed with Registration Statement on Form S-1 (File No. 33-42335)
(4)  Filed as an exhibit to Current Report on Form 8-K for May 31, 1995
(5)  Filed as an exhibit to Current Report on Form 8-K for September 9, 1997
(6)  Filed as an exhibit to Current Report on Form 8-K for February 18, 1997
(7)  Filed as an exhibit to Current Report on Form 8-K/A for November 25, 1997
(8)  Filed as an exhibit to Current Report on Form 8-K/A for January 23, 1998

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

SIGNATURE                         TITLE                             DATE
---------                         -----                             ----


  /s/ Michael K. Paulk     President (Principal                   March 26, 1998
------------------------   Executive Officer and Director)
Michael K. Paulk



  /s/ Steven P. Ensz       Vice-President, Finance and Chief      March 26, 1998
------------------------   Financial Officer (Principal Financial
Steven P. Ensz             and Accounting Officer)



  /s/ John J. Fleming      Director                               March 26, 1998
------------------------
John J. Fleming



  /s/ Morton A. Cohen      Director                               March 26, 1998
------------------------
Morton A. Cohen



  /s/ Brian E. Bayley      Director                               March 26, 1998
------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants........................................F-2

Consolidated Balance Sheets, December 31, 1997...........................F-3

Consolidated Statements of Operations,
  Years ended December 31, 1996 and 1997.................................F-4

Consolidated Statements of Changes in Stockholders' Equity,
  Years ended December 31, 1996 and 1997.................................F-5

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996 and 1997.................................F-6

Notes to Consolidated Financial Statements...............................F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Gothic Energy Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Gothic Energy Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gothic Energy Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 3, subsequent to year end, the Company completed a significant acquisition of natural gas and oil properties. The associated financing included preferred stock and bank debt, a portion of which was financed on a short-term basis, all of which the Company is attempting to refinance.

                                               Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
March 13, 1998

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
             HISTORICAL AND PRO FORMA CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1997
                   (dollars in thousands, except par value)

ASSETS                                                                        HISTORICAL               PRO FORMA
------                                                                        ----------               ---------
CURRENT ASSETS:                                                                               (Unaudited see Note 14)
  Cash and cash equivalents                                                     $ 16,722                $  6,199
  Available-for-sale investments                                                     406                     406
  Natural gas and oil receivables                                                  3,200                   2,844
  Receivable from officers and employees                                              82                      82
  Other                                                                               78                   1,878
                                                                                --------                --------

  TOTAL CURRENT ASSETS                                                            20,488                  11,409

PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                    94,168                 334,104
    Unproved properties not subject to amortization                                2,103                   2,103
  Deposit for natural gas and oil property acquisition                            23,750                       -
  Gas gathering and processing system                                              5,404                       -
  Equipment, furniture and fixtures                                                  558                     558
  Accumulated depreciation, depletion and amortization                            (9,456)                 (9,229)
                                                                                --------                --------

  PROPERTY AND EQUIPMENT, NET                                                    116,527                 327,536

OTHER ASSETS, NET                                                                  1,360                   7,407
NOTE RECEIVABLE FROM OFFICER AND DIRECTOR                                            167                     167
                                                                                --------                --------

TOTAL ASSETS                                                                    $138,542                $346,519
                                                                                ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable trade                                                        $  2,081                $  2,081
  Revenues payable                                                                 1,553                   1,553
  Accrued interest expense                                                         4,018                   4,018
  Accrued liabilities                                                                182                     182
  Current portion of long-term debt                                                    -                  78,500
                                                                                --------                --------

  TOTAL CURRENT LIABILITIES                                                        7,834                  86,334

LONG-TERM DEBT                                                                   123,750                 231,934
  Less:  Unamortized discount and loan costs                                      (5,250)                 (5,250)
  Less: Senior Notes in Treasury, at cost                                           (796)                   (796)
                                                                                --------                --------
LONG-TERM DEBT, NET                                                              117,704                 225,888

GAS IMBALANCE LIABILITY                                                              551                   6,639

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 9)

SERIES A REDEEMABLE PREFERRED STOCK, PAR VALUE $.05, issued
   and outstanding 0 and 37,000 shares                                                 -                  33,909

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05, authorized 500,000 shares                           -                       -
  Common stock, par value $.01, authorized 100,000,000 shares;
     issued and outstanding 16,261,640 shares                                        162                     162
  Additional paid in capital                                                      36,043                  38,139
  Accumulated deficit                                                            (23,462)                (44,262)
  Unrealized loss on available-for-sale investments                                 (121)                   (121)
  Note receivable                                                                   (169)                   (169)
                                                                                --------                --------

  TOTAL STOCKHOLDERS' EQUITY                                                      12,453                  (6,251)
                                                                                --------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $138,542                $346,519
                                                                                ========                ========

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Years Ended December 31, 1996 and 1997
                   (in thousands, except per share amounts)



                                                                              1996                 1997
                                                                            --------             --------
REVENUES:
  Natural gas and oil sales                                                 $10,385              $17,418
  Gas system revenue                                                              -                4,562
  Well operations                                                             1,062                1,283
                                                                            -------              -------

    Total revenues                                                           11,447               23,263

COSTS AND EXPENSES:
  Lease operating expense                                                     4,807                6,860
  Gas system expense                                                              -                3,501
  Depletion, depreciation and amortization                                    2,856                5,791
  General and administrative expense                                          1,782                2,318
  Provision for impairment of natural gas and oil properties                  5,050                    -
                                                                            -------              -------

Operating income (loss)                                                      (3,048)               4,793
Interest expense and amortization of debt issuance costs                     (1,528)              (8,800)
Interest and other income                                                        68                  330
                                                                            -------              -------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                             $(4,508)              (3,677)

INCOME TAX BENEFIT                                                            2,993                    -
                                                                            -------              -------

LOSS BEFORE EXTRAORDINARY ITEM                                               (1,515)              (3,677)

LOSS ON EARLY EXTINGUISHMENT OF DEBT (NOTE 4)                                 1,433                  907
                                                                            -------              -------

NET LOSS                                                                    $(2,948)             $(4,584)

PREFERRED DIVIDEND ($47.65 PER PREFERRED SHARE)                                 381                  264
PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT                         791                    -
                                                                            -------              -------

NET LOSS AVAILABLE FOR COMMON SHARES                                        $(4,120)             $(4,848)
                                                                            =======              =======

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM, BASIC
  AND DILUTED                                                                 $(.23)               $(.28)
                                                                            =======              =======

LOSS PER COMMON SHARE, BASIC AND DILUTED                                      $(.35)               $(.35)
                                                                            =======              =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   11,663               14,019
                                                                            =======              =======




          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the Years Ended December 31, 1996 and 1997
                     (in thousands, except per share data)




                                                         Common      Preferred
                                                         Shares        Shares     Common   Preferred
                                                      Outstanding   Outstanding    Stock     Stock
                                                      ------------  ------------  -------  ---------
  BALANCE, DECEMBER 31, 1995                                5,502             -     $ 55   $      -
Issuance of common stock in public offering                 7,635             -       76           -
Return of stock with Stratum repayment                       (954)            -      (10)          -
Issuance of preferred stock                                     -             6        -           -
Preferred stock placement fee                                  29             -        -           -
Issuance of common stock with Quest financing                  40             -        1           -
Issuance of common stock on conversion of debt                 14             -        -           -
Issuance of common stock in connection with
  property acquisition                                        116             -        1           -
Preferred stock dividends ($68.75 per preferred
  share)                                                        -             -        -           -
Preferred dividend - amortization of discount                   -             -        -           -
Net loss                                                        -             -        -           -
                                                           ------   -----------     ----   ---------
  BALANCE, AT DECEMBER 31, 1996                            12,382             6      123           -

Issuance of common stock on exercise of note
  extension warrants                                           35             -        -           -
Issuance of common stock on conversion of debt                 14             -        -           -
Issuance of common stock on exercise of Quest
  warrants                                                    300             -        3           -
Warrants issued in connection with property
  acquisition                                                   -             -        -           -
Issuance of common stock with bridge financing                450             -        5
Issuance of common stock on conversion of
  preferred stock                                           3,055            (6)      31           -
Costs related to form S-3 registration
  statement                                                     -             -        -           -
Warrants issued in connection with Senior Notes
  Offering                                                      -             -        -           -
Issuance of common stock on exercise of option                  5             -        -           -
Issuance of common stock as employee bonuses                   21             -        -           -
Preferred stock dividends ($47.65 per preferred
  Share)                                                        -             -        -           -
Net loss                                                        -             -        -           -
Unrealized loss on available-for-sale investments               -             -        -           -
                                                           ------   -----------     ----   ---------
  BALANCE, AT DECEMBER 31, 1997                            16,262             -     $162   $     -
                                                           ======   ===========     ====   =========

    See accompanying notes to consolidated financial statements



                                                                                      Unrealized
                                                       Additional                   loss on sale of                  Total
                                                         Paid-In    Accumulated   available-for-sale     Note     Stockholders'
                                                         Capital      Deficit         investments     Receivable     Equity
                                                       -----------  ------------  ------------------- ----------  -------------
  BALANCE, DECEMBER 31, 1995                              $13,965      $(14,494)  $                -     $   -        $  (474)
Issuance of common stock in public offering                12,890             -                    -         -         12,966
Return of stock with Stratum repayment                          -             -                    -         -            (10)
Issuance of preferred stock                                 5,287             -                    -         -          5,287
Preferred stock placement fee                                   -             -                    -         -              -
Issuance of common stock with Quest financing                  62             -                    -         -             63
Issuance of common stock on conversion of debt                 28             -                    -         -             28
Issuance of common stock in connection with
  property acquisition                                        299             -                    -         -            300
Preferred stock dividends ($68.75 per preferred
  share)                                                        -          (381)                   -         -           (381)
Preferred dividend - amortization of discount                 791          (791)                   -         -              -
Net loss                                                        -        (2,948)                   -         -         (2,948)
                                                          -------      --------   ------------------      ----        -------
  BALANCE, AT DECEMBER 31, 1996                            33,322       (18,614)                   -         -         14,831

Issuance of common stock on exercise of note
  extension warrants                                           35                                  -         -             35
Issuance of common stock on conversion of debt                 28             -                    -         -             28
Issuance of common stock on exercise of Quest
  warrants                                                    297             -                    -         -            300
Warrants issued in connection with property
  acquisition                                                 254             -                    -         -            254
Issuance of common stock with bridge financing              1,059             -                    -         -          1,064
Issuance of common stock on conversion of
  preferred stock                                             (31)            -                    -         -              -
Costs related to form S-3 registration
  statement                                                  (153)            -                    -         -           (153)
Warrants issued in connection with Senior Notes
  Offering                                                  1,190             -                    -         -          1,190
Issuance of common stock on exercise of option                 10             -                    -         -             10
Issuance of common stock as employee bonuses                   32             -                    -         -             32
Preferred stock dividends ($47.65 per preferred
  Share)                                                        -          (264)                             -           (264)
Net loss                                                        -        (4,584)                   -                   (4,584)
Unrealized loss on available-for-sale investments               -             -                 (121)        -           (121)
Advance to officer to purchase stock                            -             -                    -        (169)        (169)
                                                          -------      --------   ------------------     -------      -------
  BALANCE, AT DECEMBER 31, 1997                           $36,043      $(23,462)               $(121)      $(169)     $12,453
                                                          =======      ========   ==================     =======     =======

                         CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For The Years Ended December 31, 1996 and 1997
                                (in thousands)

                                                                        1996                 1997
                                                                 -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $( 2,948)            $ (4,584)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                                    2,856                5,791
  Amortization of discount and loan costs                                        69                1,804
  Provision for impairment of natural gas and oil properties                  5,050                    -
  Deferred  income tax benefit                                               (2,993)                   -
  Loss on early extinguishment of debt                                        1,433                  907
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                                            (1,552)                (428)
  Decrease in other current assets                                               13                    1
  Increase in accounts and revenues payable                                     894                  317
  Decrease in gas imbalance payable                                               -                 (737)
  Increase(decrease) in accrued liabilities                                    (565)               3,688
  Decrease in other assets                                                      339                  310
                                                                           --------             --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  2,596             $  7,069

NET CASH USED BY INVESTING ACTIVITIES:
  Increase in notes receivable from officers and directors                        -                 (336)
  Purchase of available-for-sale investments                                      -                 (527)
  Proceeds from sale of investment                                              200                    -
  Proceeds from collection of note receivable                                   123                    -
  Proceeds from sale of property and equipment                                3,111                4,276
  Purchase of property and equipment                                        (17,455)             (83,440)
  Property development costs                                                 (1,177)              (6,141)
  Acquisition of business, net of cash acquired                             (17,593)                   -
                                                                           --------             --------

NET CASH USED BY INVESTING ACTIVITIES                                      $(32,791)            $(86,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                             -               14,500
  Payments of short-term borrowings                                          (1,560)             (14,500)
  Proceeds from long-term borrowings                                         26,528              160,347
  Payments of long-term borrowings                                          (11,258)             (61,864)
  Purchase of senior notes for treasury                                           -                 (796)
  Proceeds from sale of common stock, net                                    13,141                    -
  Proceeds from sale of preferred stock, net                                  3,998                    -
  Proceeds from exercise of common stock warrants                                 -                  345
  Payment of loan fees                                                            -               (2,084)
  Payment of preferred dividends                                               (173)                (264)
  Other                                                                        (432)                 (70)
                                                                           --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $ 30,244             $ 95,614

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          49               16,515

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  158                  207
                                                                           --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    207             $ 16,722
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                   $  1,387             $  7,011
                                                                           ========             ========

          See accompanying notes to consolidated financial statements

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Gothic Gas Corporation ("Gothic Gas"), since its inception in 1997. All significant intercompany balances and transactions have been eliminated. The Company is primarily engaged in the business of acquiring, developing and exploiting natural gas and oil reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of the Company's natural gas and oil reserves are being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, accrued and deferred lease operating expenses, gas imbalance liabilities, natural gas and oil reserves (see note
     13) and the tax valuation allowance (see note 7) also include significant estimates which, in the near term, could materially differ from the amounts ultimately realized.

     CASH EQUIVALENTS - Cash equivalents include cash on hand, amounts held in banks, money market funds and other highly liquid investments with a maturity of three months or less at date of purchase.

     INVESTMENTS - The Company applies the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the Company classifies its investment securities into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those debt securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 1997, all of the Company's investments are classified as available-for-sale.

     Available-for sale securities are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company's accounts receivable are primarily from the purchasers (See Note 11 - Major Customers) of natural gas and oil products and exploration and production companies which own interests in properties operated by the Company. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally does not require collateral from customers. The cash and cash equivalents are with major banks or institutions with high credit ratings. At December 31, 1997, the Company had a concentration of cash of $1,400,000 with three banks, which was in excess of federally insured limits.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of its 12 1/4% Senior Notes using estimated market prices. The Company's carrying amount for such debt at December 31, 1997, was $98,071,000, compared to an approximate fair value of $106,197,000. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates.

     HEDGING ACTIVITIES - The Company has only limited involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financil Instruments and Fair Value of Financial Instruments", and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing natural gas. These arrangements may expose the Company to credit risk from its counterparty.

     During 1996 and 1997, the Company entered into agreements with a gas purchaser to hedge a portion of its monthly gas production in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations, and to adhere to requirements called for under the Company's Credit Facility. Under the agreements, the difference between the current value of the Company's gas sales, based upon the spot market price, and a fixed price was received or paid by the Company.

     At December 31, 1997, the Company had swap agreements relating to the sale of 5,000 Mcf per day at a price of $2.55 per Mcf and 15,000 Mcf of natural gas per day at a price of $2.45 per Mcf during the period January 1, 1998 through March 31, 1998. At December 31, 1997, all swap contracts relating to the sale of natural gas were designated as hedges; therefore, any gains and losses on such contracts will be included in natural gas and oil sales in 1998 when the gas is sold. The Company estimates that had all of the natural gas swap agreements in effect for production periods beginning on or after January 1, 1998 terminated on December 31, 1997, based on the closing prices for NYMEX futures contracts as of that date, the Company would have received a net amount of approximately $747,000 from the counterparty which would have represented the estimated "fair value" at that date. These agreements were not terminated. The Company had no swap agreements or other open futures contracts at December 31, 1996.

     In February 1998, the Company entered into swap agreements related to the sale of 30,000 Mcf per day for the month of March 1998 at $2.16 per Mcf and 62,000 Mcf per day during the period April 1, 1998 through October 31, 1998 at an average price of $2.09 per Mcf. Of this 62,000 Mcf per day, 25,000 Mcf is subject to a "call spread" agreement which provides that the Company will receive additional payments for 25,000 Mcf if the actual sales price of natural gas is between $2.30 and $2.70 per Mcf during the period. The swap agreements for the month of March 1998 and the period April through October 1998 cover approximately 55% and 69%, respectively, of the Company's current natural gas production. In addition, the Company has entered into a "floor" agreement relating to the sale of 60,000 Mcf per day at a price of $2.10 per Mcf for the period of November 1, 1998 to March 31, 1999.


     NATURAL GAS AND OIL PROPERTIES - The Company accounts for its natural gas and oil exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. The Company capitalizes costs including: salaries and related fringe benefits of employees and/or consultants directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities.

         The Company's natural gas and oil reserves are estimated annually by independent petroleum engineers. The Company's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. The average composite rate used for DD&A of natural gas and oil properties was $.64 and $.72 per Mcfe in 1996 and 1997, respectively. DD&A of natural gas and oil properties amounted to $2,820,000 and $5,530,000 in 1996 and 1997, respectively.

         In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's natural gas and oil properties. The Company recorded a $5,050,000 provision for impairment of natural gas and oil properties at March 31, 1996. As a result of the $5,050,000 impairment provision and an aggregate of $2,850,000 of Buttonwood deposits written off in 1995, the Company recorded a tax benefit of $2,993,000 which offset the deferred tax liability related to the acquired Buttonwood natural gas and oil properties. As discussed in Note 13, estimates of natural gas and oil reserves are imprecise. While no such impairment provisions were recorded in 1997, changes in the estimates or declines in natural gas and oil prices could cause the Company in the near-term to reduce the carrying value of its natural gas and oil properties.

         Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of the Company's natural gas and oil properties are located in the United States, a single cost center is used.

     GAS SYSTEM AND EQUIPMENT, FURNITURE AND FIXTURES - Equipment, furniture and fixtures are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to seven years. The gas gathering and processing system is also stated at cost and is depreciated on the straight-line method over its estimated useful life of 20 years.

     DEBT ISSUANCE COSTS - Debt issuance costs, including the original issue discount, associated with the Company's 12 1/4% Senior Notes Due 2004 are amortized and included in interest expense using the interest method over the term of the notes. The unamortized portion of debt issuance costs associated with the Company's Credit Facility is included in other assets and amortized and included in interest expense using the straight-line method over the term of the Facility. Amortization of debt issuance costs for the years ended December 31, 1996 and 1997 amounted to $69,000 and $1,804,000, respectively.

     NATURAL GAS AND OIL SALES AND NATURAL GAS BALANCING - The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 1997, total sales exceeded the Company's share of estimated total gas reserves on fifteen wells by $229,000 (98,000 Mcf), based on the year end "spot market" price of natural gas. The gas imbalance liability has been classified in the balance sheet as non-current, as the Company does not expect to settle the liability during the next twelve months.

     The Company has recorded deferred charges for estimated lease operating expenses incurred in connection with its underproduced gas imbalance position. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Company's pro-rata share of total gas production from these wells by 1,054,000 Mcf, resulting in prepaid lease operating expenses of $759,000, which are included in other assets in the accompanying balance sheet. The rate used to calculate the deferred charge is the average annual production costs per Mcf.

     In addition, the Company has recorded accrued charges for estimated lease operating expenses incurred in connection with its overproduced gas imbalance position. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Company's pro-rata share of total gas production from these wells by 446,000 Mcf, resulting in accrued lease operating expenses of $322,000, which are included in the gas imbalance liability in the accompanying balance sheet. The rate used to calculate the accrued liability is the average annual production costs per Mcf.

     INCOME TAXES - The Company applies the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities or assets arise from the temporary differences between the tax basis of assets and liabilities, and their basis for financial reporting, and are subject to tests of realizability in the case of deferred tax assets. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

     LOSS PER COMMON SHARE - Loss per common share before extraordinary item and loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's loss per share to conform to the new standard. Presented on the Consolidated Statements of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. (See Note 6 for options and warrants outstanding during 1996 and 1997 and options still outstanding at December 31, 1997, which were not included in the computation of diluted loss per share.)

     STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1996 and 1997, no compensation expense has been recognized.

NOTE 2.  INVESTMENTS

     The cost and estimated market values of available-for-sale securities at December 31, 1997 are as follows (in thousands):

                                Available-for-Sale
                                ------------------
                              Gross       Gross     Approximate
                            Unrealized  Unrealized    Market
                      Cost    Gains       Losses      Value
                      ----    -----       ------      -----
  Equities            $527    $   -        $121        $406
                      ====    =====        ====        ====

     Net unrealized holding losses on available-for-sale securities of $121,000 are included as a separate component of stockholders' equity in 1997.

NOTE 3.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS AND
         DISPOSITIONS

     ACQUISITIONS SUBSEQUENT TO YEAR-END 1997

     AMOCO ACQUISITION On January 23, 1998, the Company completed the acquisition from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, of certain producing natural gas properties, located in the Anadarko and Arkoma Basins of Oklahoma. The purchase price was $237,500,000, subject to certain post-closing adjustments. Amoco also received warrants to purchase 1,500,000 shares of Gothic common stock for $3.00 per

NOTE 3.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS AND
          DISPOSITIONS (Continued)

     share, with an estimated fair value at the date of acquisition of $1,155,000 and certain producing properties having a value of less than $1,800,000. The acquisition and related fees and expenses were financed through a new credit facility with Bank One, Texas, NA. ("Bank One") (See
     Note 4) and the issuance of $37,000,000 of Series A Preferred Stock (See
     Note 6). Gothic acquired interests in 821 gross wells and assumed operations of 291 of the properties. Gothic will also receive approximately 10,000 net undeveloped acres located throughout the Anadarko Basin area as well as substantial mineral and overriding royalty interests. The Company paid a deposit of $23,750,000 toward the purchase price in November 1997. (See also Note 14).

     ACQUISITIONS DURING 1997

     HS ACQUISITION - On September 9, 1997, the Company acquired from two affiliates of HS Resources, Inc. ("HS") various working interests in a total of approximately 250 natural gas and oil producing wells located in New Mexico and Oklahoma (the HS Acquisition"). The purchase price for the properties (the "HS Properties") was approximately $27,500,000, plus the transfer of certain producing properties owned by the Company having a value of less than $1,000,000. The New Mexico properties acquired from HS consist of working interests in approximately 100 wells located in four fields in Chavez and Eddy counties in the Delaware/Permian basin. The Company operates 92 of these wells. The Oklahoma properties acquired from HS consist of working interests in approximately 150 wells located in various fields in the Anadarko Basin where the Company has other operations. The Company operates 50 of these wells.

     Kerr-McGee Acquisition - On August 12, 1997, the Company acquired from Kerr-McGee Corporation ("Kerr-McGee") various working interests and royalty interests in 162 wells located in Canadian and Grady Counties, Oklahoma for approximately $3,600,000. The Company is the operator of 16 of these wells.

     FINA ACQUISITION - On May 15,1997, the Company acquired from Fina Oil and Chemical Company various working interests in 20 producing gas wells located in Beaver County, Oklahoma and Clarke County, Kansas. The purchase price was $3,350,000. The Company operates all 20 producing wells.

     NORSE ACQUISITION - On February 18, 1997, the Company acquired from Norse Exploration, Inc., and Norse Pipeline, Inc. (collectively, "Norse"), various working interests in 11 natural gas and oil producing properties and, through the acquisition of the outstanding capital stock of Norse Pipeline, Inc., its 40.09% general partnership interest in the Sycamore Gas System (the "Sycamore System"), an Oklahoma gathering system, processing plant and storage facility. The natural gas and oil wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50. The estimated fair value of such warrants at the date of acquisition was approximately $254,000.

     HUFFMAN ACQUISITION - The Company also on February 18, 1997, acquired from
     H. Huffman & Company ("Huffman"), an Oklahoma limited partnership, various working interests in 13 natural gas and oil producing properties and an additional 10.97% interest in the Sycamore System. The natural gas and oil wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000.

NOTE 3.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS AND
         DISPOSITIONS (Continued)

     HORIZON ACQUISITION - The Company also acquired, on February 18, 1997, from Horizon Gas Partners, L.P. and HSRTW, Inc. (collectively, "Horizon"), various working and royalty interests in approximately 100 natural gas and oil producing properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

     ACQUISITIONS DURING 1996

     ATHENA ACQUISITION - On December 27, 1996, the Company completed an acquisition from Athena Energy, Inc. of various working interests in 85 producing natural gas and oil properties (the "Athena Acquisition"). The Company operates approximately 30 of the wells. The purchase price for the properties acquired was approximately $4,200,000. Substantially all of the properties acquired are located in western Oklahoma and the Texas Panhandle.

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

     COMSTOCK ACQUISITION - On May 16, 1996, the Company completed the acquisition, from Comstock Oil and Gas, Inc. and Comstock Offshore Energy, Inc. (the "Comstock Acquisition"), of various working interests in 145 producing natural gas and oil properties. The Company operates 70 of the wells. The purchase price for the properties acquired was $6,430,000. Substantially all of the properties acquired are located in the Anadarko Basin of western Oklahoma and the Arkoma Basin of eastern Oklahoma and Arkansas.

     BUTTONWOOD ACQUISITION - On January 30, 1996 the Company completed the acquisition of Buttonwood Energy Corporation ("Buttonwood"). Concurrently with entering into an option agreement with Buttonwood on September 27, 1995 for $1,000,000, the parties terminated without being exercised a similar option purchased by the Company in March 1995 for $1,850,000. The Company recorded a loss on termination of these options in 1995, with the $1,000,000 recorded as an impairment of natural gas and oil properties. The aggregate purchase price was $18,009,000 including acquisition costs of $389,000.

     The transaction was financed with proceeds from a public offering of the Company's common stock, the sale of preferred stock, a bridge financing and the establishment of a credit facility with Bank One, Texas. The public offering and the preferred financing generated net proceeds of $17,216,000. The remaining purchase price was paid out of the proceeds from the Bank One, Texas Credit Facility.

NOTE 3.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS AND
         DISPOSITIONS (Continued)

     All of the above noted acquisitions were accounted for under the purchase method and, accordingly, results of operations of the acquired properties are included in the Company's results of operations since the respective dates of the acquisitions.

     PROPERTY DISPOSITIONS - Management of the Company reviews the properties acquired and from time to time disposes of wells that are deemed to be unprofitable, fail to meet management's operating requirements or, under certain circumstances, are operated by other parties. During 1997, the Company disposed of various interests in an aggregate of approximately 450 properties for a total sales price of $3,993,000. All of such proceeds were used for working capital purposes. During 1996, the Company disposed of various interests in an aggregate of approximately 500 properties for a total sales price of $3,111,000. Of such amount, $2,402,000 was applied to reduce outstanding indebtedness and $709,000 was used for working capital purposes.

     The following reflects the unaudited proforma results of operations assuming the 1996 and 1997 acquisitions and disposition had all been consummated on January 1, 1996.

                                                 1996         1997
                                                -------      -------
                                                   (in thousands)
     Revenues                                   29,209       26,944
     Operating income                            3,996        7,250
     Loss before extraordinary item             (6,543)      (6,047)
     Net loss                                   (7,716)      (6,311)
     Basic and diluted loss per common share      (.64)        (.45)


NOTE 4.  FINANCING ACTIVITIES

     CREDIT FACILITY

         On January 19, 1996, the Company entered into a Loan Agreement with Bank One, (the "Initial Credit Facility"), which reflecting subsequent amendments, enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $25,000,000, consisting of a $20,000,000 revolving loan and a $5,000,000 acquisition note.

     On February 17, 1997, the Company and Bank One, entered into a Restated Loan Agreement (the "Prior Credit Facility") which enabled the Company to borrow, from time to time and, subject to meeting certain borrowing base requirements and other conditions, a maximum aggregate of $75,000,000. The aggregate available to be borrowed under the Prior

     Credit Facility was comprised of a $35,100,000 borrowing availability (the "borrowing base") based on the Company's natural gas and oil reserves, a $10,000,000 special advance facility (the "Special Advance Facility") and a $2,000,000 special drilling facility (the "Special Drilling Facility").

          On September 9, 1997, the Company repaid in full the outstanding borrowings under the Prior Credit Facility with a portion of proceeds from the issuance of $100 million principal amount of 12 1/4% Senior Notes due 2004 ("Senior Notes"). See Note 5. The transaction resulted in a loss on early extinguishment of debt of $907,000 ($.07 per weighted average share outstanding) and is shown as an extraordinary item in the 1997 Statement of Operations.

          In September 1997, the Company entered into a substantially revised Prior Credit Facility with Bank One consisting of a revolving line of credit with an initial borrowing base of $30,000,000. At December 31, 1997, the Company had $23,750,000 borrowed under the Prior Credit Facility which was used for a downpayment on the Amoco Acquisition. The facility matures January 30, 1999.

          On January 23, 1998, the Company entered into a Second Restated Loan Agreement (the "Credit Facility") with Bank One, as principal and as agent for a syndicate of lenders, which agreement replaced the Company's credit facility entered into in January 1996 and revised in February and September 1997. The Credit Facility consists of a revolving loan with a lending commitment of $160,000,000, subject to a monthly commitment reduction of $2,000,000 commencing February 1, 1998 (the "Revolving Loan"), and a bridge loan (the "Bridge Loan") with a lending commitment of $60,000,000. The initial borrowing base under the Revolving Loan is $160,000,000. Proceeds of $156,400,000 under the Revolving Loan and the $60,000,000 Bridge Loan were used to finance a portion of the purchase price for the Amoco Acquisition. The Bridge Loan is due and payable on June 30, 1998 and is subject to prepayment out of the Company's excess cash flow, as defined. Failure to repay the $60,000,000 Bridge Loan when due would be an event of default under the Company's Credit Facility which would result in the entire indebtedness under the Credit Facility becoming immediately due and payable. In such event, the lenders could assert their rights as secured creditors and foreclose on the Company's assets. In addition, such event of default would also be an event of default under the Company's 12 1/4% Senior Notes resulting in such notes becoming immediately due and payable. See Note 5.

          Interest on borrowings under the Credit Facility is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One, provided, however, so long as the Bridge Loan is outstanding interest on the Revolving Loan is at the Base Rate plus 0.5% and interest on the Bridge Loan is at the Base Rate plus 1.0% through March 31, 1998 and at the Base Rate plus 2% thereafter. The Company may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5%, if less than 50% of the borrowing base is utilized, up to plus 2% if more than 75% of the borrowing base is utilized, provided, however, so long as the Bridge Loan is outstanding the LIBOR rate is plus 3.0%. The interest rate under the Credit Facility is subject to a 1.0% increase in the event the Company fails to fulfill timely certain agreements relating to obtaining additional capital. The Company is required to pay a fee on the unused portion of the lending commitment equal to 1/2% per annum.

          Under the Credit Facility, the lenders hold liens on substantially all of the Company's natural gas and oil properties, whether currently owned or hereafter acquired, including the properties acquired in the Amoco Acquisition. The Credit Facility requires, among other things, semi-annual engineering reports covering natural gas and oil reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction will be made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) maintaining certain hedging positions and interest rate protection agreements satisfactory to Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of
     1.0 to 1.0, (viii) a requirement to maintain on a quarterly basis a minimum tangible net worth of at least (a) $45,000,000 as of January 23, 1998, and
     (b) $75,000,000 as of March 31, 1998, plus 50% of net income, if positive, before extraordinary gains but after extraordinary losses, for the period commending April 1, 1998, plus 100% of the net proceeds from the issuance of common or preferred stock, (ix) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1997 and increasing to 2.0 to 1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1998, (x) issuance of common stock with proceeds of $65,000,000 by March 31, 1998, and (xi) the escrow of interest payments due on the Company's outstanding Senior Notes. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness of the Company, a breach of the Company's representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

          The amount of borrowings available to the Company under the Credit Facility depend upon the redetermination of the Company's borrowing base by the Bank, subject to the limits imposed by the lending commitment. The borrowing base is subject to periodic redetermination, at the discretion of the Bank, based on a review of the Company's reserve and other information with the initial scheduled review to occur on April 1, 1998. A reduction in the borrowing base could require the Company to repay outstanding indebtedness under the Revolving Loan in excess of the redetermined borrowing base, and would limit available borrowings thereunder.

     NOTES PAYABLE

          In order to provide the funds necessary to complete the Norse, Huffman, and Horizon acquisitions, on February 18, 1997 two accredited investors, as defined under the Securities Act of 1933, loaned to the Company the aggregate sum of $4,500,000 represented by the Company's promissory notes ("Bridge Financing"). Of the aggregate amount, $2,500,000 bore interest at 5% per annum and matured on April 18, 1997, however, the lender extended the maturity date to September 30, 1997 for additional consideration of 200,000 shares of the Company's common stock when the fair value of the Company's Common Stock was $2.25 per share with respect to the first 100,000 shares and $1.81 per share with respect to the second 100,000 shares. The remaining $2,000,000 bore interest at 12% per annum and had a maturity date of October 31, 1997. As additional consideration for making the loan, the investors also received a total of 250,000 shares of the Company's common stock when the fair market value of the Company's common stock was $2.63 per share. Also, the Company paid a $250,000 fee for the $2,500,000 advance on the Bridge Financing.

         On September 9, 1997, the Company repaid the outstanding indebtedness under the Bridge Financing plus accrued interest with a portion of the proceeds from the issuance of the Company's 12 1/4% Senior Notes.


NOTE 5.  12 1/4% SENIOR NOTES

         On September 9, 1997, the Company completed the sale of 100,000 units consisting of an aggregate of $100,000,000 principal amount of 12 1/4% Senior Notes due 2004 and 1,400,000 Warrants to purchase an aggregate of 1,400,000 shares of Common Stock of the Company at a purchase price of $3.00 per share. The net proceeds to the Company from the sale of the units were approximately $95,729,000, net of offering costs of $4,271,000, and were used to complete the HS Acquisition for $27,500,000, repay the Bank One Prior Credit Facility balances of $47,444,000, repay other indebtedness and accrued interest of $4,703,000 and apply approximately $16,082,000 to working capital. The estimated fair value of the 1,400,000 warrants issued in connection with the offering was $1,190,000. Such amount has been treated as an original issue discount, and together with the offering costs is being amortized over the life of the Senior Notes using the effective interest method.

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

         The Indenture contains certain covenants limiting the Company and its Restricted Subsidiaries, as defined, with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

         In the event the Company consummates one or more Equity Offerings, as defined, on or prior to September 1, 1998, the Company, at its option, may redeem up to $25,000,000 of the aggregate principal amount of the Senior Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 112.25% of the aggregate principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at lease $75,000,000 of the aggregate principal amount of the Senior Notes remains outstanding.

         Upon a Change of Control, as defined, the Company will be required, subject to certain conditions, to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

          The Senior Notes are unconditionally guaranteed ("the Guarantee") by the two subsidiaries of the Company, Gothic Energy of Texas, Inc. and Gothic Gas Corporation ("Guarantors"). The Guarantee is a general unsecured senior obligation of the Guarantors, ranking pari passu with all existing and future subordinated indebtedness of the Guarantors. The Indenture provides that all existing and future Restricted Subsidiaries shall enter into the Guarantee.

          In connection with obtaining consents to the amendment of the Company's outstanding 12 1/4% Senior Notes, the Company agreed to raise a total of at least $45,000,000 of equity by February 28, 1998 and at least $100,000,000 from the sale of senior subordinated notes by March 31, 1998. In the event the Company fails to comply with either of these agreements, until such conditions are met, the interest rate on the 12 1/4% Senior Notes will increase by 1% until the additional equity is raised and also by 1% until the senior subordinated notes are sold, provided, if the senior subordinated notes are not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes will increase by 2% until such senior subordinated notes are sold. Such additional equity was not sold by February 28, 1998, and, accordingly, the interest rate increased to 13 1/4%. Pursuant to such consents, the holder of the 12 1/4% Senior Notes agreed that the Company will have the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right will expire.

          In November 1997, the Company purchased $796,000 (face value) of its 12 1/4% Senior Notes. The market value of these notes was $803,000 as of December 31, 1997. The cost has been treated as treasury bonds and reported as a reduction of long-term debt on the balance sheet as of December 31, 1997 and the related interest income and interest expense of $15,000 has been eliminated from the 1997 statement of operations.


NOTE 6.  STOCKHOLDERS' EQUITY

     COMMON STOCK AND PREFERRED STOCK OFFERING - On January 30, 1996, the Company completed a public offering of 2,545,000 Units at a price of $6.00 per Unit. Each Unit consisted of three shares of the Company's common stock and three five year redeemable common stock purchase warrants, each redeemable for one share of common stock at $2.40 per share. The offering netted the Company approximately $12,970,000, all of which was applied to the purchase of Buttonwood. In connection with the offering, the Underwriter was granted an option to acquire 230,000 Underwriter Units exercisable at a price of $9.90 per Unit.

          Also on January 30, 1996, the Company completed a preferred stock financing of 5,540 shares of the Company's 7 1/2% Cumulative Convertible Preferred Stock. Additionally, 28,667 shares of common stock were issued as a placement fee related to the preferred stock offering. The financing included 1,290 shares issued to Quest Capital Corporation in exchange for $1,290,000 principal amount of the Quest Note, and the sale for cash of 4,250 shares, for an aggregate cash price of $4,250,000 (net of fees of $253,000). The 5,540 shares of 7 1/2% Cumulative Convertible Preferred Stock were convertible commencing December 31, 1996, into shares of the Company's Common Stock at a conversion price per share of Common Stock equal to the lessor of (i) $2.00 or (ii) a price equal to the average of the closing prices of the Company's Common stock during the 30 business days prior to the day the shares are converted less a discount of 12%. During 1997, the Company issued an aggregate of 3,054,783 shares of its common stock upon conversion of all 5,540 shares of its 7 1/2% Cumulative Convertible Preferred Stock. Due to the fact that the preferred stock was convertible into the Company's common stock at a discount from market, the Company computed an imputed dividend of $791,000, which was based on the common stock market value of $2.00 per share at the date of issuance, less a 12 1/2% discount. The discount was accreted as an imputed dividend through December 31, 1996 and, accordingly, affects income (loss) available for common shares in 1996.

         In June 1996, the Company issued 116,533 shares of its common stock to two separate parties as consideration for their interest in natural gas and oil properties located on the Johnson Ranch. The fair value assigned to these natural gas and oil properties was $300,000, based on the trading price of the Company's stock on the date of the acquisition.

         During 1997, the Company issued 335,000 shares of its common stock upon exercise of outstanding warrants, at a price of $1.00 per share, 14,000 shares upon conversion of a note, and 5,000 shares upon exercise of an option held by a former director of the Company at a price of $2.00 per share. Additionally, the Company issued 250,000 shares of its common stock during the period as consideration to enter into a note payable and later issued an additional 200,000 shares to extend the maturity date of the note.

         On January 23, 1998, the Company issued an aggregate of 37,000 shares of Series A Preferred Stock with each share having a liquidation preference of $1,000. The Company has the right to redeem the Series A Preferred Stock at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares are mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitle the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remains outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The Series A Preferred Stock ranks senior to all classes of the Company's Common Stock and preferred stock outstanding or hereafter issued. The holders of the shares of Series A Preferred Stock have no voting rights except (i) as required by Oklahoma law, or (ii) in the event the shares of Series A Preferred Stock are then outstanding and so long as such shares remain outstanding, commencing on September 30, 1998 the holders are entitled to elect two members of the company's Board of Directors, on December 31, 1998 the holders are entitled to elect three members of the Company's Board of Directors, and on March 31, 1999 the holders are entitled to elect four members of the Company's Board of Directors. Such directors, if elected, will serve until the shares are redeemed. The dividend rate on the Series A Preferred Stock is subject to increase under certain circumstances in the event the Company fails to comply with certain covenants relating to the registration under the Securities Act of 1933, as amended, of shares of Series A Preferred Stock to be offered in exchange for the outstanding shares of Series A Preferred Stock, a change in control of the Company, or the failure of the Company to redeem the shares from the proceeds of certain offerings of its securities. The issuance of the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and were applied as payment of a fee in connection with an amendment of certain terms of the Company's outstanding 12 1/4% Senior Notes thereby permitting the Amoco Acquisition.

         Concurrently with the sale of the Series A Preferred Stock, the Company issued five-year Warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise. The estimated fair value of such Warrants was $941,000 on the date of issuance. The exercise price and number of shares issuable is subject to adjustment under certain circumstances and the holders have certain rights to have the shares issuable on exercise of the warrants registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act. In the event the Series A Preferred Stock remains outstanding on March 31, 1998, the exercise price of the Warrants will reduce to $.01 per share and the holders of the Series A Preferred Stock will receive additional five-year warrants, also having an exercise price of $.01 per share, which will represent the right to purchase, when aggregated with the Warrants, 10% of the Company's fully-diluted equity. In the event the Series A Preferred Stock remains outstanding at each of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, the holders of the Series A Preferred Stock will receive additional five-year warrants which will represent the right to purchase, when aggregated with the Warrants and any additional warrants previously issued, 20%, 30%, 40% and 50%, respectively, of the Company's fully-diluted equity.

         In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants to purchase its common stock. The following tables reflect the activity of the Company's warrants and options for 1996 and 1997. (See Note 7)


                              EXERCISE
                              PRICE ($)   EXPIRATION  OUTSTANDING
                              Per Share      Date        12/31/95   Granted
                              ---------   ----------   ----------  ----------
WARRANTS
  1991 Public Offering             5.50   06/30/1996      800,000           -
  1991 Underwriter                 6.00   11/08/1996      160,000           -
  1996 Public Offering(1)          2.40   01/30/2001            -   7,635,000
  1996 Underwriter                 2.40   01/30/2001            -     690,000
  Quest                            1.00   04/17/1997      300,000           -
  Egolf                            2.50   01/19/1996      100,000           -
  Stratum                          3.25   06/02/2000    1,000,000           -
  Bridge                           2.40   01/30/2001      250,000           -
  Note Extension                   1.00   08/31/1997       52,500           -
  Underwriter                      2.25   08/19/2001            -     200,000
  Consultant                       2.38   03/14/2001            -      29,531
                                                       ----------  ----------
Total Warrants                                          2,662,500   8,554,531

OPTIONS (NOTE 7)
  1996 Underwriter Share           3.30   01/30/2001            -     690,000
  Employees                        1.50   11/01/1999      125,000           -
  Employees                        1.75   02/01/2001            -      45,000
  Employees                        2.50   12/18/2001            -     135,000
  Officers and Directors           1.50   11/01/1999      250,000           -
  Officers and Directors           2.50   10/04/1999      500,000           -
  Officers and Directors           2.56   07/16/2001            -     600,000
  Former Director/Officer          1.50   07/15/2002       20,000           -
  Former Director/Officer          2.00   09/15/2004       30,000           -
                                                       ----------  ----------
Total Options                                             925,000   1,470,000

Total Warrants & Options                                3,587,500  10,024,531
                                                       ==========  ==========

                              EXERCISE
                              PRICE ($)   EXPIRATION  OUTSTANDING
                              Per Share      Date        12/31/96   Granted
                              ---------   ----------   ----------  ----------
WARRANTS
  1996 Public Offering(1)          2.40   01/30/2001    7,635,000           -
  1996 Underwriter                 2.40   01/30/2001      690,000           -
  Quest                            1.00   04/17/1997      300,000           -
  Norse                            2.50   02/18/1999            -     200,000
  Senior Notes                     3.00   09/01/2004            -   1,400,000
  Stratum                          3.25   06/02/2000    1,000,000           -
  Bridge                           2.40   01/30/2001      250,000           -
  Note Extension                   1.00   08/31/1997       52,500           -
  Underwriter                      2.25   08/19/2001      200,000           -
  Consultant                       2.38   03/14/2001       29,531           -
                                                       ----------  ----------
Total Warrants                                         10,157,031   1,600,000

OPTIONS (NOTE 7)
  1996 Underwriter Share           3.30   01/30/2001      690,000           -
  Employees                        1.50   11/01/1999      125,000           -
  Employees                        1.75   02/01/2001       45,000           -
  Employees                        2.50   12/18/2001      135,000           -
  Employees                        2.00   06/01/2002            -     100,000
  Employees                        1.84   08/01/2002            -     350,000
  Officers & Directors             1.50   11/01/1999      100,000           -
  Officers & Directors             2.50   10/04/1999      500,000           -
  Officers & Directors             2.56   07/16/2001      600,000           -
  Former Director/Officer          1.50   07/15/2002       20,000           -
  Former Director/Officer          2.00   09/15/2004       30,000           -
                                                       ----------  ----------
Total Options                                           2,245,000     450,000

Total Warrants & Options                               12,402,031   2,050,000

                                                          NUMBER
                                             EXPIRED/   OUTSTANDING  EXERCISABLE
                                  Exercised  Canceled      12/31/96     12/31/96
                                  ---------  ---------   ----------   ----------
WARRANTS
  1991 Public Offering                    -    800,000            -            -
  1991 Underwriter                        -    160,000            -            -
  1996 Public Offering(1)                 -          -    7,635,000    7,635,000
  1996 Underwriter                        -          -      690,000      690,000
  Quest                                   -          -      300,000      300,000
  Egolf                                   -    100,000            -            -
  Stratum                                 -          -    1,000,000    1,000,000
  Bridge                                  -          -      250,000      250,000
  Note Extension                          -          -       52,500       52,500
  Underwriter                             -          -      200,000      200,000
  Consultant                              -          -       29,531       29,531
                                  ---------  ---------   ----------   ----------
Total Warrants                            -  1,060,000   10,157,031   10,157,031

OPTIONS (NOTE 7)
  1996 Underwriter Share                  -          -      690,000      690,000
  Employees                               -          -      125,000       62,500
  Employees                               -          -       45,000            -
  Employees                               -          -      135,000            -
  Officers & Directors                    -    150,000      100,000       50,000
  Officers & Directors                    -          -      500,000      500,000
  Officers & Directors                    -          -      600,000            -
  Former Director/Officer                 -          -       20,000       20,000
  Former Director/Officer                 -          -       30,000       30,000
                                  ---------  ---------   ----------   ----------
Total Options                             -    150,000    2,245,000    1,352,500

Total Warrants & Options                  -  1,210,000   12,402,031   11,509,531
                                  =========  =========   ==========   ==========

                                                          NUMBER
                                             EXPIRED/   OUTSTANDING  EXERCISABLE
                                  Exercised  Canceled      12/31/97     12/31/97
                                  ---------  ---------   ----------   ----------
WARRANTS
  1996 Public Offering(1)                 -          -    7,635,000    7,635,000
  1996 Underwriter                        -          -      690,000      690,000
  Quest                             300,000          -            -            -
  Norse                                   -          -      200,000      200,000
  Senior Notes                            -          -    1,400,000    1,400,000
  Stratum                                 -          -    1,000,000    1,000,000
  Bridge                                  -          -      250,000      250,000
  Note Extension                     35,000     17,500            -            -
  Underwriter                             -          -      200,000      200,000
  Consultant                              -          -       29,531       29,531
                                  ---------  ---------   ----------   ----------
Total Warrants                      335,000     17,500   11,404,531   11,404,531

OPTIONS (NOTE 7)
  1996 Underwriter Share                  -          -      690,000      690,000
  Employees                               -          -      125,000      125,000
  Employees                               -          -       45,000       22,500
  Employees                               -          -      135,000       67,500
  Employees                               -          -      100,000            -
  Employees                               -          -      350,000            -
  Officers & Directors                    -          -      100,000      100,000
  Officers & Directors                    -          -      500,000      500,000
  Officers & Directors                    -          -      600,000      300,000
  Former Director/Officer                 -          -       20,000       20,000
  Former Director/Officer             5,000          -       25,000       25,000
                                  ---------  ---------   ----------   ----------
Total Options                         5,000          -    2,690,000    1,850,000

Total Warrants & Options            340,000     17,500   14,094,531   13,254,531
                                  =========  =========   ==========   ==========

(1) Warrants are redeemable at the option of the Company at a per warrant price of $.01 per warrant at anytime after the Warrants become exercisable, upon not less than 15 business days prior written notice, if the last sale price of the Common Stock has been at least 200% of the then exercise price of the Warrants for the 20 consecutive trading days prior to date of notice. Warrant holders are entitled to exercise their warrants up to the date of redemption.

NOTE 7.  STOCK OPTIONS

     INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option and non-statutory option plan (the "Plan"), which provides for the issuance of options to purchase up to 2,500,000 shares of Common Stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. The exercise price of a non-qualified option granted under the Plan may not be less than 40% of the fair market value of the common stock at the time the option is granted. As of December 31, 1996 and 1997, options to purchase 1,005,000 and 1,455,000 shares of common stock, respectively, had been issued under the Plan. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon completion of the second year of future service. No non-qualified options have been issued under the Plan.

     OMNIBUS INCENTIVE PLAN - On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards of up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (i) 100% of the fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

     NON-EMPLOYEE STOCK OPTION PLAN - The 1996 Non-Employee Stock Option Plan provides a means by which non-employee Directors of the Company and consultants to the Company can be given an opportunity to purchase stock in the Company. The Plan provides that a total of 1,000,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments. The exercise price for each option granted under the Non-Employee Plan will be not less than the fair market value of the Common Stock on the date of grant. Each option granted under the Non-Employee Plan is exercisable 10 years after the date of grant. Options granted to Directors will terminate thirty (30) days after the date the Director is no longer a Director of the Company. No options have been issued under the Non-Employee Plan.

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options granted to employees, including directors, and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") for stock options and warrants granted to non-employees. No compensation cost has been recognized in 1997 and 1996. Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been increased as follows:

                                                1996              1997
                                           ----------------  ----------------
                                                   (in thousands)
Net loss available for common shares:
   As reported                              $(4,120)          $(4,848)
                                            =======           =======
   Pro Forma                                $(4,564)          $(5,698)
                                            =======           =======
 Basic and diluted loss per share:
   As reported                              $  (.35)          $  (.35)
                                            =======           =======
   Pro Forma                                $  (.39)          $  (.41)
                                            =======           =======

          The fair value of each option granted is estimated using the Black Scholes model. The Company's stock volatility was 0.90 and 0.81 in 1996 and 1997, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with an average risk free interest rate of 6.0 percent and 6.25 percent in 1996 and 1997, respectively. Expected life was 3 years for options issued in both 1996 and 1997 based on prior experience, the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1996 and 1997 under the Stock Option Plan were $1,175,000 and $474,000, respectively.


NOTE 8.  INCOME TAXES

          Deferred tax assets and liabilities are comprised of the following at December 31, 1997 (in thousands):

Deferred tax assets:
  Gas balancing liability                                  $   240
  Net operating loss carryforwards                           5,626
  Depletion carryforwards                                      256
  Unrealized loss on available-for-sale investments             46
  Accrued wages                                                 34
                                                           -------
  Gross deferred tax assets                                  6,202

Deferred tax liabilities:
  Deferred lease operating expenses                           (361)
  Book over tax basis of oil and gas properties             (5,524)
                                                           -------
  Gross deferred tax liabilities                            (5,885)

Net deferred tax assets                                        317
Valuation allowance                                           (317)
                                                           -------
                                                            $    -
                                                           =======

     Net operating losses of approximately $8,905,000 are available for future use against taxable income. These net operating loss carryforwards ("NOL") expire in the years 2010 through 2012.

         In addition, the acquisition of Buttonwood in January, 1996 made available approximately $5,900,000 of net operating loss carryforwards and $675,000 of depletion carryforwards generated prior to the acquisition. However, the loss carryforwards and depletion carryforwards are limited annually under Internal Revenue Code Section 382 due to a change in ownership. The net operating loss carryforwards expire in the year 2010 and the depletion carryforwards can be carried forward indefinitely. Realization of a benefit from the Company's NOL's is dependent upon the generation of sufficient future taxable income prior to the expiration of the NOL's.

         Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, in the event that a substantial change in the ownership of the Company were to occur in the future (whether through the sale of stock by a significant shareholder or shareholders, new issuances of stock by the Company, conversions, a redemption, recapitalization, reorganization, any combination of the foregoing or any other method) so that ownership of more than 50% of the value of the Company's capital stock changed during any three-year period, the Company's ability to utilize its NOL's could be substantially limited.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into a five-year employment agreement with its President. Under the agreement, as amended in November 1996, the President receives a base salary of $121,000 per year plus additional amounts as may be determined from time to time by the Company's Board of Directors. The agreement was again amended in October 1997 to increase the base salary to $150,000 per year and upon expiration of the current term on December 31, 1999 the Agreement will be automatically extended three years. In addition, such person is to receive a cash bonus as may be determined by the Company's Board of Directors. The Company has the right to terminate the employment agreement at any time upon 45 days notice. Unless the agreement has been terminated for cause, as defined, the Company is obligated to pay the officer the sum of $200,000, together with any sums unpaid under the terms of the employment agreement, and continue medical insurance in effect for a period of one year after such termination. In the event of a change in control of the Company, as defined, the officer has the right to terminate the employment agreement with the Company within 60 days thereafter and the Company is obligated to pay the same sums and other benefits described above as if such agreement had been terminated by the Company without cause.

         In January 1998 the Company entered into a ten-year marketing agreement, whereby the majority of the natural gas associated with the Amoco Acquisition will be marketed, at market prices, under this agreement.

         The Company leases its corporate offices and certain office equipment and automobiles under non-cancelable operating leases. Rental expense under non-cancelable operating leases was $110,347 and $121,535 for the years ended December 31, 1996 and 1997, respectively.

         Remaining minimum annual rentals under non-cancelable lease agreements subsequent to December 31, 1997 are as follows:

                     1998    $120,022
                     1999     115,423
                     2000       9,000
                     2001       8,250
                     2002           -

          The Company is not a defendant in any pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

NOTE 10.  BENEFIT PLAN

          The Company maintains a 401(k) Plan for the benefit of its employees. The Plan was implemented in October 1997. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes limited matching contributions to the Plan, and may also make other discretionary contributions. The Company's contributions for 1997 were $35,000.


NOTE 11.  MAJOR CUSTOMERS

          During the year ended December 31, 1997, the Company was a party to contracts whereby it sold approximately 31% of its gas production to Aurora Natural Gas, LLC, ("Aurora") who also serves as the counterparty to the Company's swap agreements (see Note 1), 15% of its gas production to Warren NGL, Inc., 13% of its gas production to GPM Gas Corporation ("GPM"), 13% of its gas production to ONEOK Resources, Inc., and 58% of its oil production to Sun Refining and Marketing ("Sun"). During the year ended December 31, 1996, the Company was a party to contracts whereby it sold approximately 48% of its gas production to Aurora, 11% of its gas production to GPM and 82% of its oil production to Sun.


NOTE 12  RELATED PARTY TRANSACTIONS

         During 1997, the Company made advances totaling $336,000 to two officers and directors of the Company. These advances are non-interest bearing and are expected to be repaid in full. The balance outstanding related to these advances was $336,000 as of December 31, 1997. In February 1998, $168,000 was received in connection with a severance agreement.


NOTE 13  SUPPLEMENTARY NATURAL GAS AND OIL INFORMATION

     FINANCIAL DATA

         The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures About Oil and Gas Producing Activities".

     CAPITALIZED COSTS - The aggregate amounts of capitalized costs relating to natural gas and oil producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1997 were as follows:

                                               1997
                                          --------------
                                          (in thousands)
Proved properties                               $94,168
Unproved properties , not subject
to depreciation, depletion and
amortization(1)                                   2,103
Less:  Accumulated depreciation,
       depletion, and amortization               (9,456)
                                                -------
Net natural gas and oil properties              $86,815
                                                =======

(1) The Company expects to evaluate the unproved properties during the next two years.

     COSTS INCURRED - Costs incurred in natural gas and oil property acquisition, exploration and development activities for the years ended December 31, 1996 and 1997 were as follows:

                                             1996                1997
                                        --------------      --------------
                                                 (in thousands)
      Property acquisition                  $35,348             $83,694
      Development costs                       1,177               6,141
                                            -------             -------
      Total costs incurred                  $36,525             $89,835
                                            =======             =======

     NATURAL GAS AND OIL RESERVES DATA (UNAUDITED)

     ESTIMATED QUANTITIES - Natural gas and oil reserves cannot be measured exactly. Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

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

         Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data as explained above. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows and significant revisions could occur in the near term. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located onshore in the states of Oklahoma, Texas, Arkansas and Kansas.

     The following unaudited table, which is based on reports of Lee Keeling and Associates, Inc., sets forth proved natural gas and oil reserves:

                                                           1996                                   1997
                                            --------------------------------       --------------------------------
                                                  Bbls               Mcf                 Bbls               Mcf
                                            -------------      -------------       -------------      -------------
                                                      (in thousands)                         (in thousands)
Proved Reserves:
Beginning of year                               711              18,698              1,158              64,534
Revisions of previous estimates                 222              10,276                552             (13,154)
Purchases of reserves in place                  639              42,633              2,195              89,016
Production                                     (164)             (3,404)              (176)             (6,583)
Sales of reserves in place                     (250)             (3,669)              (144)             (6,353)
                                              -----             -------              -----             -------
End of year                                   1,158              64,534              3,585             127,460
                                              =====             =======              =====             =======

Proved Developed:
Beginning of year                               642               5,093              1,135              47,485
End of year                                   1,135              47,485              2,503              91,690


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future net cash inflows are based on the future production of proved reserves of natural gas and crude oil as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, by applying current prices of natural gas and oil to estimated future production of proved reserves. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 1997, were $2.30 per mcf, and $17.30 per barrel, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end statutory tax rate to the future pretax net cash flows relating to the Company's estimated proved natural gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances. Subsequent to December 31, 1997, the "spot market" price of natural gas decreased to approximately $2.00 per mcf, and oil prices dropped to as low as approximately $12.00 per barrel, through March 13, 1998. This decline would have a significant impact on the SMOG values.

         Included in the estimated standardized measure of future cash flows are certain capital projects (future development costs). The Company estimates the capital required to develop its undeveloped natural gas and oil reserves during 1998 to be approximately $20 - 30 million. The Company's planned financial arrangements are discussed in Note 4. If such capital is not employed, the estimated future cash flows will be impacted.

     The following table sets forth the Company's unaudited estimated standardized measure of discounted future net cash flows.

                                                   December 31, 1996        December 31, 1997
                                                   -----------------        -----------------
                                                                (in thousands)
Cash Flows Relating to Proved Reserves:
Future cash inflows                                   $199,166                    $351,915
Future production costs                                (73,976)                   (102,353)
Future development costs                                (9,645)                    (26,911)
Future income tax expense                              (30,919)                    (51,925)
                                                       -------                     --------
                                                        84,626                     170,726
Ten percent annual discount factor                     (35,543)                    (76,624)
                                                       -------                     --------
Standardized Measure of Discounted  Future
 Net Cash Flows                                        $49,083                     $ 94,102
                                                       =======                     ========

     The following table sets forth changes in the standardized measure of discounted future net cash flows (in thousands):

                                                            December 31, 1996                  December 31, 1997
                                                            -----------------                  -----------------
                                                                               (in thousands)
Standardized measure of discounted
    Future cash flows-beginning of period                       $  8,179                         $49,083
Sales of natural gas and oil produced, net of
    Operating expenses                                            (5,579)                        (10,558)
Purchases of reserves-in-place                                    30,930                          75,736
Sales of reserves-in-place                                        (3,598)                         (5,832)
Revisions of previous quantity estimates and
    Changes in sales prices and production costs                  18,333                         (19,235)
Accretion of discount                                                818                           4,908
                                                                  ------                         -------
Standardized measure of discounted future
    Cash flows-end of period                                     $49,083                         $94,102
                                                                  ======                         =======

NOTE 14. PRO FORMA BALANCE SHEET (UNAUDITED)

         As discussed in Note 3, on January 23, 1998, the Company completed the Amoco Acquisition for a purchase price of $237,500,000, subject to certain closing adjustments. Amoco also received warrants to purchase $1,500,000 shares of Gothic common stock for $3.00 per share, with an estimated fair value of $1,155,000 and certain producing properties having a value of less than $1,800,000. The Amoco Acquisition was financed with approximately $22,000,000 in Series A Preferred Stock and $216,400,000 in bank debt. Concurrent with the Amoco Acquisition and as part of the financing, the Company sold the Sycamore System and other gas systems acquired from Amoco for $6,000,000. In addition, as part of the financing, the Company incurred
    (i) bank financing costs of approximately $4,800,000, (ii) fees of approximately $5,800,000 paid in cash, $15,000,000 paid in Series A Preferred Stock, and $941,000 paid in warrants, all for amendments to the terms of the Company's 12 1/4% Senior Notes. Due to the significance of this transaction, the Company has provided a pro forma balance sheet which gives effect to the Amoco Acquisition and the related financing.

NOTE 15. SUBSEQUENT EVENT (UNAUDITED)

         On March 31, 1998, the Company entered into agreements with Chesapeake Energy Corporation ("Chesapeake"), with an expected closing date of not later than April 27, 1998, pursuant to which the Company will (i) sell to Chesapeake a 50% interest in substantially all of the Company's undeveloped acreage for $10,500,000, (ii) sell for $20,000,000 a 50% interest in the Company's producing natural gas and oil properties in the Arkoma basin, and
     (iii) sell for $39,500,000 shares of the Company's Series B Senior Non-voting Preferred Stock and ten-year warrants to purchase at an exercise price of $.01 per share 2,439,246 shares of the Company's Common Stock. In addition, the Company is seeking to sell in privately negotiated transactions or transactions subject to Rule 144A under the Securities Act up to $295,000,000 of debt securities. Herein, such transactions, including the transaction with Chesapeake are referred to as the "Recapitalization." It is intended that the net cash proceeds from the Recapitalization will be used to redeem the Company's outstanding 12 1/4% Senior Notes, repay the outstanding balance under the Credit Facility, including the bridge loan due and payable on June 30, 1998, and redeem the Series A Preferred Stock. The consummation of each transaction will be cross-conditioned on the consummation of all of the other transactions. There can be no assurance that the Recapitalization will be completed or that the Company's outstanding indebtedness will be refinanced and the Series A Preferred Stock will be redeemed.