Form 10QSB
period 1998-03-31
GOTHIC ENERGY CORP
filed 1998-05-20
CIK 878482

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period from___________________________to__________________________.

                        Commission file number 0-19753

       ---------------------------------------------------------------


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

                    APPLICABLE ONLY TO CORPORATE  ISSUERS:

     As of May 14, 1998, 16,261,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                            PAGE
     ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     December 31, 1997 and March 31, 1998.........................            3

     Consolidated Unaudited Statements of Operations
     Three Months ended March 31, 1997 and 1998...................            4

     Consolidated Unaudited Statements of Cash Flows
     Three Months ended March 31, 1997 and 1998...................            5

     Notes to Unaudited Consolidated Financial Statements.........            6

     Report of Review by Independent Accountants..................           12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or Plan of Operations...           13



PART II - OTHER INFORMATION

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........           24

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................           25

     Signatures...................................................           26

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                           DECEMBER 31,             MARCH 31,
                             ASSETS                                            1997                   1998
                             ------                                        ------------             ---------
                                                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 16,722               $  3,294
  Available-for-sale investments                                                   406                      -
  Natural gas and oil receivables                                                3,200                  8,187
  Receivable from officers and employees                                            82                     66
  Other                                                                             78                  2,140
                                                                              --------               --------
  TOTAL CURRENT ASSETS                                                          20,488                 13,687

PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                  94,168                338,471
    Unproved properties not subject to amortization                              2,103                  2,103
  Deposit for natural gas and oil property acquisition                          23,750                      -
  Gas gathering  and processing  system                                          5,404                      -
  Equipment, furniture and fixtures                                                558                    607
  Accumulated depreciation, depletion and amortization                          (9,456)               (16,645)
                                                                              --------               --------
PROPERTY AND EQUIPMENT, NET                                                    116,527                324,536
OTHER ASSETS, NET                                                                1,360                  8,497
NOTE RECEIVABLE FROM OFFICER AND DIRECTOR                                          167                      -
                                                                              --------               --------
TOTAL ASSETS                                                                  $138,542               $346,720
                                                                              ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable trade                                                      $  2,081               $  5,339
  Revenues payable                                                               1,553                  2,423
  Accrued interest and dividends                                                 4,018                  3,881
  Accrued liabilities                                                              182                  1,754
                                                                              --------               --------
TOTAL CURRENT LIABILITIES                                                        7,834                 13,397

LONG-TERM DEBT                                                                 123,750                311,434
   Less: Unamortized discount and loan costs                                    (5,250)                     -
   Less: Senior Notes in Treasury, at cost                                        (796)                  (796)
                                                                              --------               --------
LONG-TERM DEBT, NET                                                            117,704                310,638
GAS IMBALANCE LIABILITY                                                            551                  6,213
SERIES A REDEEMABLE PREFERRED STOCK, PAR VALUE $.05,
  ISSUED AND OUTSTANDING 0 AND 37,000 SHARES                                         -                 33,909

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.05, authorized 500,000 shares                         -                      -
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 16,261,640 shares                                       162                    162
  Additional paid in capital                                                    36,043                 38,118
  Accumulated deficit                                                          (23,462)               (55,548)
  Unrealized loss on available-for-sale investments                               (121)                     -
  Note receivable                                                                 (169)                  (169)
                                                                              --------               --------
TOTAL STOCKHOLDERS' EQUITY                                                      12,453                (17,437)
                                                                              --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $138,542               $346,720
                                                                              ========               ========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ----------------------------------
                                                                             1997                      1998
                                                                           --------                  --------
REVENUES:
  Natural gas and oil sales                                                $  4,707                  $ 16,516
  Gas system revenues                                                         1,269                         -
  Well operations                                                               306                       586
                                                                           --------                  --------

    TOTAL REVENUES                                                         $  6,282                  $ 17,102

COSTS AND EXPENSES:
  Lease operating expenses                                                    1,700                     4,664
  Gas system expenses                                                         1,103                         -
  Depletion, depreciation and amortization                                    1,235                     7,444
  General and administrative expense                                            547                       655
  Severance for former officer                                                    -                       258
                                                                           --------                  --------

Operating income                                                              1,697                     4,081
Interest expense and amortization of debt issuance costs                     (1,186)                   (8,033)
Interest and other income                                                        17                       166
Loss on sale of investments                                                       -                      (265)
                                                                           --------                  --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                    $    528                    (4,051)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                              -                    27,061
                                                                           --------                  --------

NET INCOME (LOSS)                                                               528                   (31,112)

PREFERRED DIVIDEND ($18.77 AND $26.32 PER PREFERRED SHARE)                      104                       974
                                                                           --------                  --------

NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES                              $    424                  $(32,086)
                                                                           ========                  ========

INCOME (LOSS) PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM, BASIC AND DILUTED                                   $    .03                  $   (.31)
                                                                           ========                  ========

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED                      $   $.03                  $  (1.97)
                                                                           ========                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   13,375                    16,261
                                                                           ========                  ========




                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                               FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ----------------------------------
                                                                             1997                      1998
                                                                           --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $    528                 $ (31,112)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                                  1,235                     7,444
    Amortization of discount and loan costs                                     380                       920
    Loss on early extinguishment of debt                                          -                    27,061

CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable                                            (387)                   (4,971)
    Increase in other current assets                                            (54)                      (62)
    Increase in accounts and revenues payable                                   526                     4,128
    Decrease in gas imbalance payable                                          (174)                        -
    Decrease in accrued liabilities                                            (158)                   (1,164)
                                                                           --------                 ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  1,896                 $   2,244

NET CASH USED BY INVESTING ACTIVITIES:
    Collection of note receivable from officer and director                       -                       167
    Purchase of available-for-sale investments                                    -                      (462)
    Proceeds from sale of investment                                              -                       724
    Proceeds from sale of property and equipment                                220                     4,000
    Purchase of property and equipment                                      (24,590)                 (214,511)
    Property development costs                                                 (411)                   (2,635)
                                                                           --------                 ---------

NET CASH USED BY INVESTING ACTIVITIES                                      $(24,781)                $(212,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                      14,500                    60,000
    Payment of short-term borrowings                                              -                    (1,500)
    Proceeds from long-term borrowings                                       31,668                   132,684
    Payments of long-term borrowings                                        (21,985)                   (4,500)
    Proceeds from sale of preferred stock, net                                    -                    36,475
    Proceeds from exercise of common stock warrants                              25                         -
    Payment of loan fees                                                     (1,343)                  (26,114)
    Other                                                                         3                         -
                                                                           --------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $ 22,868                 $ 197,045
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (17)                  (13,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  206                    16,722
                                                                           --------                 ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    189                 $   3,294
                                                                           ========                 =========
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                   $    806                 $   7,113
                                                                           ========                 =========



                             See accompanying notes

                  GOTHIC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiaries, Gothic Energy of Texas, Inc. ("Gothic Texas"), since its inception in 1995 and Gothic Gas Corporation ("Gothic Gas"), since its inception in 1995 and through its sale in January 1998. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of the Company's natural gas and oil production is being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

     PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1997 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the full year.

     IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - Income (loss) per common share before extraordinary item and net income (loss) per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's loss per share to conform to the new standard. Presented in the Consolidated Statements of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic income (loss) per share and diluted weighted average shares, which are used in computing diluted income (loss) per share because the effect of outstanding options and warrants would be antidilutive.

     Approximately 16,770,000 warrants and options were outstanding as of March 31, 1998 which were not included in the computation of diluted loss per share.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income", and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 did not have a material effect in the Company's financial statements, as there was no difference between net income (loss) and comprehensive income (loss). FAS 131 does not effect the Company as only one segment is reported by Gothic.

NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS

     AMOCO ACQUISITION - On January 23, 1998, the Company completed the acquisition from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, of certain producing natural gas properties, located in the Anadarko and Arkoma Basins of Oklahoma. The purchase price was $237.5 million, including a $23.7 million deposit paid in November 1997 upon signing of the purchase agreements, subject to certain post-closing adjustments. Amoco also received warrants to purchase 1.5 million shares of the Company's common stock for $3.00 per share, with an estimated fair value at the date of acquisition of approximately $1.2 million, and certain producing properties having a value of less than $1.8 million. The acquisition and related fees and expenses were financed through an amended and restated credit facility with Bank One, Texas, NA. ("Bank One") (See Note 3) and the issuance of $37.0 million of Series A Preferred Stock (see Note 4). The Company acquired interests in 821 gross wells and assumed operations of 291 of the properties. The Company also acquired approximately 10,000 net undeveloped acres located throughout the Anadarko Basin as well as substantial mineral and overriding royalty interests. In connection with the Amoco Acquisition, the Company entered into a transition agreement which provided for a payment of $540,000 per month to be made to Amoco commencing January 1, 1998 for the operation and administration of the properties acquired. This transition payment was made by the Company for January and February 1998. On March 1, 1998, the Company took over operations of the properties. This transition agreement established effective control for Gothic over the properties, and accordingly, January 1, 1998 has been used as the effective date for the Amoco Acquisition for accounting purposes.

NOTE 3.  FINANCING ACTIVITIES

     CREDIT FACILITY

     On January 23, 1998, the Company entered into a Second Restated Loan Agreement with Bank One, as principal and as agent for a syndicate of lenders, which agreement amended the Company's credit facility entered into in January 1996 and revised in February and September 1997. The credit facility consisted of a revolving loan with a lending commitment of $160.0 million, subject to a monthly commitment reduction of $2.0 million commencing February 1, 1998 (the "Revolving Loan"), and a bridge loan (the "Bridge Loan") with a lending commitment of $60.0 million. The initial borrowing base under the Revolving Loan was $160.0 million. Proceeds of $156.4 million under the Revolving Loan and the $60.0 million Bridge Loan were used to finance a portion of the purchase price for the Amoco Acquisition.

     Interest on borrowings under the credit facility were payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One, provided, however, so long as the Bridge Loan was outstanding interest on the Revolving Loan was at the Base Rate plus 0.5% and interest on the Bridge Loan was at the Base Rate plus 1.0% through March 31, 1998 and at the Base Rate plus 2% thereafter. The Company had the right to elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5%, if less than 50% of the borrowing base was utilized, up to plus 2% if more than 75% of the borrowing base was utilized, provided, however, so long as the Bridge Loan was outstanding the LIBOR rate was plus 3.0%. The interest rate under the credit facility was subject to increases up to 2.0% in the event the Company failed to fulfill timely certain agreements relating to obtaining additional capital. Pursuant to the foregoing, the interest rate increased 1% on each of February 28, 1998 and on March 31, 1998. The Company was required to pay a fee on the unused portion of the lending commitment equal to 1/2% per annum.

     Under the credit facility, the lenders held liens on substantially all of the Company's natural gas and oil properties, including the properties acquired in the Amoco Acquisition. The credit facility required, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction were made. The credit facility also included various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) maintaining certain hedging positions and interest rate protection agreements satisfactory to Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations,
(vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, (viii) a requirement to maintain on a quarterly basis a minimum tangible net worth of at least (a) $45.0 million as of January 23, 1998, and (b) $75.0 million as of March 31, 1998, plus 50% of net income, if positive, before extraordinary gains but after extraordinary losses, for the period commending April 1, 1998, plus 100% of the net proceeds from the issuance of common or preferred stock, (ix) a minimum interest coverage ratio of not less than 1.5 to
1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1997 and increasing to 2.0 to 1.0 as of the end of each quarter for the preceding four quarters beginning with the quarter ended September 30, 1998, (x) issuance of common stock with proceeds of $65.0 million by March 31, 1998, and (xi) the escrow of interest payments due on the Company's outstanding Senior Notes. Events of default included the non-payment of principal, interest or fees, a default under other outstanding indebtedness of the Company, a breach of the Company's representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

     On March 30, 1998, the credit facility was amended to provide, among other things, that Gothic is required by April 30, 1998 to issue new equity with proceeds of $50.0 million and $225.0 million of senior notes to replace the 12 1/4% Senior Notes, to escrow on or before May 1, 1998 one-third of the next semi-annual interest payment on the 12 1/4% Senior Notes, and to have a tangible net worth of $60.0 million as of April 30, 1998. On April 27, 1998, as part of the Company's Recapitalization Plan, the credit facility and all accrued interest were paid in full.

     12 1/4% SENIOR NOTES

     On September 9, 1997, the Company issued $100.0 million principal amount of its 12 1/4% Senior Notes Due 2004. On January 23, 1998, the Company obtained consents to the amendment of the Company's outstanding 12 1/4% Senior Notes. Of the consideration given for the consents, $15.0 million was paid by issuance of 15,000 shares of Series A Preferred Stock (see Note 4) and $5.8 million was paid in cash. These consent fees totaling $20.8 million together with unamortized discount and debt issue costs of $5.3 million and a $1.0 million early redemption premium related to the 12 1/4 % Senior Notes have been written off as an extraordinary loss during the quarter ended March 31, 1998, as the terms of the consent constitute a substantial modification of the terms of the 12 1/4% Senior Notes.

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity is raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes will increased by 2% until such senior subordinated notes were sold. Such additional equity was not sold by February 28, 1998. Pursuant to such consents, the holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full. (see Note 5)

NOTE 4.  STOCKHOLDERS' EQUITY

     PREFERRED STOCK OFFERINGS

     On January 23, 1998, the Company issued an aggregate of 37,000 shares of Series A Preferred Stock with each share having a liquidation preference of $1,000, inclusive of the shares issued as part of the consent fee described above. The shares of Series A Preferred Stock were redeemable at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares were mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitled the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remained outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The issuance of the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and a fee in connection with an amendment obtained from the holders of certain terms of the Company's 12 1/4% Senior Notes.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued five-year Warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise, subject to reduction to $0.01 per share under certain circumstances. The estimated fair value of such Warrants was $941,000 on the date of issuance.

     In March 1998, the Company obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which (i) the warrant exercise price on existing warrants reduced to $0.01 and (ii) such holders would receive additional warrants. On April 27, 1998, as part of the Company's Recapitalization Plan, all 37,000 shares of the Series A Preferred Stock were redeemed and all accrued dividends paid. (See Note 5).

NOTE 5.  RECAPITALIZTION

     On April 27, 1998, the Company completed a series of transactions which recapitalized the Company through (i) the creation of Gothic Production Corporation ("GPC") and transfer all of the Company's natural gas and oil assets to GPC, (ii) the issuance by the Company of shares of Series B Preferred Stock,
(iii) the sale of assets for $20.0 million, subject to closing adjustments, (iv) the execution of a participation agreement granting a 50% interest in substantially all of the Company's undeveloped acreage, (v) the issuance by the Company of its 14 1/8 % Senior Secured Discount Notes due 2006, (vi) the issuance by GPC of its 11 1/8% Senior Secured Notes due 2005 and (vii) the repayment and/or refinancing of substantially all of the Company's then existing debt and preferred securities (together the "Recapitalization"). Certain transactions undertaken in the Recapitalization are described in greater detail below.

     CORPORATE RESTRUCTURING

     GPC was organized as a wholly owned subsidiary of the Company. At the closing of the Recapitalization, the Company transferred to GPC its ownership of all its natural gas and oil properties. The natural gas and oil assets collateralize GPC's obligations under the Credit Facility and the 11 1/8% Senior Secured Notes.

     THE CHESAPEAKE TRANSACTION

     On April 27, 1998, the Company completed several agreements with Chesapeake Energy Corporation, pursuant to which the Company (i) executed a participation agreement granting a 50% interest in substantially all of the Company's undeveloped acreage, (ii) sold for $20.0 million, subject to closing adjustments, a 50% interest in the Company's natural gas and oil properties in the Arkoma basin, and (iii) sold 50,000 shares of Series B Preferred Stock, having a liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock.

     FINANCING TRANSACTIONS

     The following financing transactions were also completed as part of the Recapitalization:

11 1/8% Senior Secured Notes..................   GPC sold $235.0 million
                                                 principal amount of 11 1/8%
                                                 Senior Secured Notes

14 1/8% Senior Secured Discount Notes.........   The Company sold approximately
                                                 $60.2 million initial principal
                                                 amount ($104.0 million
                                                 principal amount at maturity)
                                                 of 14 1/8 % Senior Secured
                                                 Discount Notes due 2006 secured
                                                 by the outstanding capital
                                                 stock of GPC held by the
                                                 Company.

Series B Preferred Stock and Warrants.........   The Company sold 50,000 shares
                                                 of Series B Preferred Stock,
                                                 having a liquidation preference
                                                 of $50.0 million, and ten-year
                                                 common stock purchase warrants
                                                 exercisable at $0.01 per share
                                                 to purchase 2,439,246 shares of
                                                 Common Stock.

Arkoma Property Sales.........................   The Company sold for $20.0
                                                 million, subject to closing
                                                 adjustments, a 50% interest in
                                                 its natural gas and oil
                                                 properties in the Arkoma basin.

Credit Facility...............................   GPC, with the Company as
                                                 guarantor, entered into the
                                                 Credit Facility with Bank One
                                                 which provides among other
                                                 things, for an initial
                                                 borrowing availability of
                                                 approximately $25.0 million.

     REPAYMENTS AND REDEMPTIONS

     The net proceeds of approximately $350.5 million from the Recapitalization described above were applied to repay or redeem the following:

12 1/4% Senior Notes..........................   These notes, outstanding in the
                                                 principal amount of
                                                 approximately $99.3 million,
                                                 were redeemed for approximately
                                                 $102.3 million, inclusive of a
                                                 1% redemption premium and
                                                 accrued interest.

Series A Preferred Stock......................   These shares were redeemed for
                                                 $38.7 million, inclusive of a
                                                 1% redemption premium and
                                                 payment-in-kind dividends
                                                 through the redemption date.

Credit Facility...............................   The Bridge Note with an
                                                 outstanding principal balance
                                                 of $56.5 million as of April
                                                 27, 1998 was repaid. The
                                                 Revolving Loan with an
                                                 outstanding principal balance
                                                 of $149.9 million as of April
                                                 27, 1998 was repaid.

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiaries as of March 31, 1998 and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet form which it has been derived.



COOPERS & LYBRAND, L.L.P.


Tulsa, Oklahoma
May 15, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

GENERAL

     The Company's results of operations have been significantly affected by its acquisition of producing natural gas and oil properties over the last two years. During the first quarter of 1998, the Company completed the Amoco Acquisition for a purchase price of approximately $239.9 million. This acquisition included approximately 240.0 Bcfe. During 1997, the Company completed seven acquisitions (the "1997 Acquisitions") of producing natural gas and oil properties for an aggregate purchase price of approximately $52.8 million. These acquisitions included an aggregate of approximately 102.2 Bcfe.

     The 1997 Acquisitions and the Amoco Acquisition were financed primarily through borrowings under the Company's Credit Facilities throughout 1997 and 1998 and the sale of the Company's 12 1/4% Senior Notes in September 1997.

     The following table reflects certain summary operating data for the periods presented:

RESULTS OF OPERATIONS

                                                                      Quarter Ended March 31,
                                                               -----------------------------------
                                                                 1997                       1998
                                                               --------                   --------
                                                            (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                                       37                         86
   Natural gas (Mmcf)                                             1,410                      6,956
   Natural gas equivalent (Mmcfe)                                 1,632                      7,472

Oil and Natural Gas Sales:
   Oil                                                         $    881                   $  1,299
   Natural gas                                                    3,826                     15,217
                                                               --------                   --------
   Total                                                       $  4,707                   $ 16,516
                                                               ========                   ========

Average Sales Price:
   Oil (Bbl)                                                   $  23.81                   $  15.10
   Natural gas (Mcf)                                               2.71                       2.19
   Natural gas equivalent (Mcfe)                                   2.88                       2.21

Expenses ($ per Mcfe):
   Lease operating /(1)(2)/                                    $   0.85                   $   0.55
   General and administrative/(3)/                                 0.34                       0.09
   Depreciation, depletion and                                     0.75                       0.99
    amortization/(4)/

-------------------------------------------------
(1) Includes lease operating costs and production taxes and is net of well operator overhead reimbursement billed to working interest owners which is recorded as well operations revenue.
(2) The 1998 lease operating expense amount includes $1.1 million of non-recurring costs associated with the Amoco Acquisition transition.
(3)  Excludes a non-recurring severance payment to a former officer in 1998.
(4) Represents depreciation, depletion and amortization of oil and natural gas properties only.

------------------------------------------------------------------------------

     QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER ENDED MARCH 31, 1997

     Revenues were $17.1 million for the quarter ended March 31, 1998, as compared to $6.3 million for the quarter ended March 31, 1997. This represents a 171% increase in total revenue for the period. Natural gas and oil sales for the quarter ended March 31, 1998 increased $11.8 million (251%) to $16.5 million, with $1.3 million from oil sales and $15.2 million from natural gas sales, as compared to natural gas and oil sales of $4.7 million for the quarter ended March 31, 1997, with $881,000 from oil sales and $3.8 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 393% increase in natural gas production and a 132% increase in oil production in 1998 compared to 1997. The increase in volumes of oil and gas sold resulted primarily from the Amoco Acquisition and the 1997 Acquisitions. Oil sales in 1998 were based on the sale of 86,000 barrels at an average price of $15.10 per barrel as compared to 37,000 barrels at an average price of $23.81 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 6,956,000 Mcf at an average price of $2.19 per Mcf compared to 1,410,000 Mcf at an average price of $2.71 per Mcf in 1997. Also included in the Company's revenue total for the quarter ended March 31, 1997 is $1.3 million related to the sale of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system, processing plant and storage facility acquired effective January 1, 1997. The Company's interest in the Sycamore System and gas processing and gathering systems acquired from Amoco were sold effective January 1, 1998 for $6.0 million.

     The Company incurred lease operating expenses for the quarter ended March 31, 1998 of $4.7 million compared with lease operating expenses of $1.7 million for the quarter ended March 31, 1997. Lease operating expenses include approximately $1.1 million and $300,000, respectively, in production taxes which the Company incurred from its share of production in 1998 and 1997. The increase in lease operating expenses is primarily due to the 358% increase in natural gas and oil production (on an Mcfe basis) resulting primarily from the Amoco Acquisition and the 1997 Acquisitions. Lease operating expenses for the quarter ended March 31, 1998 also include a one time charge of approximately $1.1 million associated with the Amoco Acquisition transition. Lease operating expenses as a percentage of natural gas and oil sales were 28% in 1998 as compared to 36% in 1997. The Company also incurred $1.1 million in operating costs associated with the Sycamore System during the quarter ended March 31, 1997, which were not incurred in 1998 due to the sale of the Sycamore System.

     Depreciation, depletion and amortization expense was $7.4 million for the quarter ended March 31, 1998 as compared to $1.2 million for the quarter ended March 31, 1997. The increase resulted primarily from the increased production associated with the properties acquired in the Amoco Acquisition and the 1997 Acquisitions.

     General and administrative costs were $655,000 for the quarter ended March 31, 1998, as compared to $547,000 for the quarter ended March 31, 1997. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the 1997 Acquisitions and the administrative costs incurred in operating the wells acquired in the Amoco Acquisition and the 1997 Acquisitions. Although general and administrative costs increased $108,000 during 1998, the costs per Mcfe decreased from $0.34 in 1997 to $0.09 in 1998. The Company also recorded a $258,000 severance charge for a former officer during the 1998 period.

     Interest and debt issuance costs were $8.0 million for the quarter ended March 31, 1998 as compared to $1.2 million for 1997. The increase primarily relates to interest on the Company's 12 1/4% Senior Notes which were issued in September 1997, and costs incurred to amend the Company's Credit Facility with Bank One entered into in January 1998 to provide financing to complete the Amoco Acquisition. The Company incurred interest costs of $3.9

------------------------------------------------------------------------------

million with Bank One, $3.1 million related to the 12 1/4% Senior Notes, $920,000 as amortization of loan costs and $104,000 with other parties.

     The Company earned $166,000 in interest and other income during the quarter ended March 31, 1998 compared to $17,000 in 1997. The Company also recorded a loss of $265,000 on the sale of investments during the 1998 period.

     The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $27.0 million (reflecting the payment of $20.8 million in consent fees and the write-off of $6.2 million in unamortized discount and debt issue costs) in the quarter ending March 31, 1998. The loss was recognized as a result of the amendments to the Company's 12 1/4% Senior Notes which constituted a substantial modification to the terms of the Company's 12 1/4% Senior Notes.

     The Company also incurred $974,000 in preferred dividends on its Series A Preferred Stock during the quarter ended March 31, 1998, compared to $104,000 in preferred dividends on its 7 1/2% Cumulative Convertible Preferred Stock in 1997. All of the shares of 7 1/2% Cumulative Convertible Preferred Stock were converted into Common Stock prior to December 31, 1997.The 1998 preferred dividends are composed of the 14% annual dividend rate for approximately two months and amortization for two months related to a discount from warrants given in connection with the Series A Preferred Stock.

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Natural gas prices have fluctuated significantly over the past twelve months.

     The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing natural gas and oil wells are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's shares of estimated total gas reserves underlying the property at which time such excess is recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of business in the operation of gas wells as a consequence of operational factors. See Note 1 to Notes to Consolidated Financial Statements.

     At March 31, 1998, the Company had a gas balancing asset of $3.5 million and a gas balancing liability of $6.2 million. The balances that existed at March 31, 1998, except for possible immaterial amounts, were not the result of producing operations conducted by the Company, but were the results of asset acquisitions. It is not the Company's policy to operate wells in such a manner that imbalances are created. The Company expects that the imbalances that existed at March 31, 1998 will be settled upon abandonment of the wells or will be reflected in the price if the respective well interest is sold prior to then.

------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the quarters ended March 31, 1997 and 1998:

                                                       QUARTER ENDED MARCH 31,
                                                       -----------------------
                                                         1997           1998
                                                       --------       --------
                                                            (IN THOUSANDS)

Net cash provided by operating activities               $ 1,896      $   2,244
Net cash used in investing activities                    24,781        212,717
Net cash provided by financing activities                22,868        197,045

     Net cash provided by operations was $2.2 million for the quarter ended March 31, 1998 as compared to net cash provided of $1.9 million for the same period in 1997. The operating cash flows for the quarter ended March 31, 1998 relate primarily to the increased income from operations resulting from the Amoco Acquisition and the 1997 Acquisitions, partially offset by related interest costs and changes in working capital.

     The Company used $212.7 million of net cash in investing activities for the quarter ended March 31, 1998 compared to net cash used of $24.8 million for the same period in 1997. This increase was primarily due to cash paid of $214.5 million to complete the Amoco Acquisition and well enhancement costs of approximately $2.6 million. These uses were partially offset by proceeds of $4.0 million received from the sale of the Company's gas gathering and processing systems during 1998.

     Net cash provided by financing activities for the quarter ended March 31, 1998 was $197.0 million compared to $22.9 million provided in 1997. The March 31, 1998 amount includes proceeds from short and long-term debt related to the Amoco Acquisition of $ 192.7 million and proceeds from the issuance of the Company's Series A Preferred Stock of $36.5 million, partially offset by the payment of $26.1 million in 12 1/4% Senior Notes consent fees and other bank fees and payments of short and long-term debts of $6.0 million.

OUTSTANDING INDEBTEDNESS AND OTHER SECURITIES

     Credit Facility. On January 23, 1998, the Company entered into a Second Restated Loan Agreement with Bank One which agreement replaced the Company's credit facility entered into in January 1996 and revised in February and September 1997. The credit facility, which was repaid in full on April 27, 1998, consisted of a revolving loan with a lending commitment of $160.0 million, subject to a monthly commitment reduction of $2.0 million commencing February 1, 1998 (the "Revolving Loan"), and a bridge loan (the "Bridge Loan") with a lending commitment of $60.0 million. The initial borrowing base under the Revolving Loan was $160.0 million. Proceeds of $156.4 million under the Revolving Loan and the $60.0 million Bridge Loan were used to finance a portion of the purchase price for the Amoco Acquisition.

------------------------------------------------------------------------------

     Interest on borrowings under the credit facility were payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One, provided, however, so long as the Bridge Loan was outstanding interest on the Revolving Loan was at the Base Rate plus 0.5% and interest on the Bridge Loan was at the Base Rate plus 1.0% through March 31, 1998 and at the Base Rate plus 2% thereafter. The Company also had the right to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5%, if less than 50% of the borrowing base was utilized, up to plus 2% if more than 75% of the borrowing base was utilized, provided, however, so long as the Bridge Loan was outstanding the LIBOR rate was plus 3.0%. The interest rate under the credit facility was subject to increases up to 2.0% in the event the Company failed to fulfill timely certain agreements relating to obtaining additional capital. Pursuant to the foregoing, the interest rate increased 1% on each of February 28, 1998 and on March 31, 1998. The Company was required to pay a fee on the unused portion of the lending commitment equal to 1/2% per annum.

     On March 30, 1998, the credit facility was amended to provide, among other things, that the Company was required by April 30, 1998 to issue new equity with proceeds of $50.0 million and $225.0 million of senior notes to replace the 12 1/4% Senior Notes, to escrow on or before May 1, 1998 one-third of the next semi-annual interest payment on the 12 1/4% Senior Notes, and to have a tangible net worth of $60.0 million as of April 30, 1998.

     On April 27, 1998, in connection with the Recapitalization of the Company, including repayment of the Revolving Loan, the Bridge Loan and accrued interest. GPC, with the Company as guarantor entered into a new Credit Facility. (see
Note 5)

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at lease semi-annually and the initial redetermination is scheduled for October 1, 1998. The principal is due at maturity, April 30, 2001.
Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 to 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of GPC, whether currently owned or hereafter acquired.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also included various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lender, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) maintaining certain hedging positions satisfactory to Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0,

------------------------------------------------------------------------------

and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ended March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If GPC is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. GPC is required to escrow interest payments due on the Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness of the Company, a breach of the Company's representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

     The amount of borrowings available under the Credit Facility depend upon the determination of the Borrowing Base by Bank One. The Borrowing Base is subject to periodic redetermination, at the discretion of Bank One, based on a review of reserve and other information. A reduction in the Borrowing Base could require the repayment of outstanding indebtedness under the Credit Facility in excess of the redetermined Borrowing Base, and would limit available borrowings thereunder.

     12 1/4% SENIOR NOTES DUE 2004. On January 23, 1998, the Company obtained consents to the amendment of the Company's outstanding 12 1/4% Senior Notes. Of the consideration given for the consents, $15.0 million was paid by the issuance of 15,000 shares of Series A Preferred Stock (see Note 4) and $5.8 million was paid in cash. These consent fees totaling $20.8 million together with unamortized discount and debt issue costs of $5.3 million and a $1.0 million early redemption premium related to the 12 1/4 % Senior Notes have all been written off as an extraordinary loss during the quarter ended March 31, 1998, as the terms of the consent constitute a substantial modification of the terms of the 12 1/4% Senior Notes.

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity is raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such additional equity was not sold by February 28, 1998. Pursuant to such consents, the holder of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full.

------------------------------------------------------------------------------

     SERIES A PREFERRED STOCK AND WARRANTS.   On January 23, 1998, the Company
issued an aggregate of 37,000 shares of Series A Preferred Stock, inclusive of the shares issued as part of the consent fee described above with each share having a liquidation preference of $1,000. The shares of Series A Preferred Stock were redeemable at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares were mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitled the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remained outstanding by 1%, but not to exceed a maximum dividend per annum of 20%, excluding any other adjustments to the dividend rate. The issuance of the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and a fee in connection with an amendment obtained from the holders of certain terms of the Company's 12 1/4% Senior Notes.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued five-year Warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise, subject to reduction to $0.01 per share under certain circumstances. The estimated fair value of such Warrants was $941,000 on the date of issuance.

     In March 1998, the Company obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which (i) the warrant exercise price on existing warrants will reduce to $0.01 and (ii) such holders would receive additional warrants. On April 27, 1998, as part of the Company's Recapitalization Plan, all 37,000 shares of the Series A Preferred Stock were redeemed and all accrued dividends paid.

     RECAPITALIZATION

     On April 27, 1998, the Company completed a series of transactions which recapitalized the Company (the "Recapitalization). See Note 5 to notes to financial statements for a description of the Recapitalization. As a consequence of the Recapitalization the Company now has outstanding the following:

     11-1/8% Senior Secured Notes The 11-1/8% Senior Secured Notes ("Senior Secured Notes") issued by GPC are fully and unconditionally guaranteed by the Company. The aggregate principal amount of Senior Secured Notes outstanding is $235.0 million issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. . The Senior Secured Notes mature on May 1, 2005. All of the obligations of GPC under the Senior Secured Notes are secured by a second priority lien on substantially all of GPC's natural gas and oil properties, subject to certain permitted liens.

     GPC may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period beginning May 1, 2002, to 100.00% if redeemed in the 12-month period beginning May 1, 2004 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2002, GPC may, at its option, redeem all or any portion of the Senior Secured Notes at the Make-Whole Price (as defined in the Senior Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event GPC consummates one or more Equity Offerings (as defined in the Senior Note Indenture)

------------------------------------------------------------------------------

on or prior to May 1, 2001, GPC, at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Senior Secured Notes with all or a portion of the aggregate net proceeds received by GPC from such Equity Offering or Equity Offerings at a redemption price of 111.125% of the aggregate principal amount of the Senior Secured Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the original aggregate principal amount of the Senior Secured Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Senior
Note Indenture), GPC will offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase.

     The Senior Note Indenture under which the Senior Secured Notes were issued contains certain covenants limiting GPC with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement (other than those described above) not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of GPC or the Company causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10.0 million or more, the failure of GPC to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     14-1/8% Senior Secured Discount Notes. The 14-1/8% Senior Secured Discount Notes (the "Discount Notes") were issued by the Company under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60.2 million. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14-1/8%, compounded semi-annually, to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14-1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006. The Discount Notes are secured by a first priority lien against the outstanding shares of capital stock of GPC.

     The Company may, at its option, at any time on or after May 1, 2003, redeem all or any portion of the Discount Notes at redemption prices decreasing from 107.063% if redeemed in the 12-month period beginning May 1, 2003 to 100.00% if redeemed in the 12-month period beginning May 1, 2005 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2003, the Company may, at its option, redeem all or any portion of the Discount Notes at the Make-Whole Price (as defined in the Discount Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event the Company consummates one or more Equity Offerings (as defined in the Discount Note Indenture) on or prior to May 1, 2001, the Company, at its option, may redeem up to 33-1/3% of the Accreted Value (as defined in the Discount Note Indenture) of the Discount Notes with all or a portion of the aggregate net proceeds received by the Company from such

------------------------------------------------------------------------------

Equity Offering or Equity Offerings at a redemption price of 114.125% of the Accreted Value of the Discount Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the Accreted Value of the Discount Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Discount Note Indenture), the Company will offer to repurchase all outstanding Discount Notes at a purchase price equal to, prior to May 1, 2002, 101% of the Accreted Value of the Discount Notes on the date of repurchase, plus accrued and unpaid interest to the date of repurchase and thereafter, 101% of the aggregate principal amount of the Discount Notes plus accrued and unpaid interest and Liquidated Damages, if any, to the date of repurchase.

     The Discount Note Indenture under which the Discount Notes were issued contains certain covenants limiting the Company with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Discount Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement (other than those described above) not remedied within 30 days of notice from the Trustee under the Discount Note Indenture or the holders of 25% in principal amount of the Discount Notes then outstanding, defaults under other indebtedness of the Company causing the acceleration of the due date of indebtedness having an outstanding principal amount of $10.0 million or more, the failure of GPC to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     Series B Preferred Stock. On April 27, 1998, as part of the Recapitalization, the Company issued 50,000 shares of Series B Preferred Stock with an aggregate liquidation value of $50.0 million. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of Common Stock of the Company and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate Liquidation Preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at the Company's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

     At any time prior to April 30, 2000, the Series B Preferred Stock may be redeemed at the option of the Company in whole or in part, at 105% of the Liquidation Preference payable in cash out of the net proceeds from a public or private offering of any equity security, plus accrued and unpaid dividends (whether or not declared), which shall also be paid in cash. At any time on or after April 30, 2000, the Series B Preferred Stock may be redeemed at the option of the Company in whole or in part, in cash at a redemption price equal to the Liquidation Preference.

     The Company is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to the Liquidation Preference payable in cash or, at the option of the Company, in shares of Common Stock valued at the fair market value at the date of such redemption.

------------------------------------------------------------------------------

     Except as required by Oklahoma law, the holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of the Company.

     The Series B Preferred Stock is convertible at the option of the holders on or after April 30, 2000 into the number of fully paid and non-assessable shares of Common Stock determined by dividing the Liquidation Preference by the higher of (i) $2.04167 or (ii) the fair market value on the date the Series B Preferred Stock is converted. Notwithstanding the foregoing, no holder or group shall be able to convert any shares of Series B Preferred Stock to the extent that the conversion of such shares would cause such holder or group to own more than 19.9% of the outstanding Common Stock of the Company.

     Also on April 27, 1998, the Company closed agreements with Chesapeake Energy Corporation ("Chesapeake"), pursuant to which the Company entered into a participation agreement whereby Chesapeake has the right to participate, subject to certain limited exceptions, in up to 50% of the Company's working interest in future development drilling activities and sold for $20.0 million a 50% interest in the Company's producing natural gas and oil properties in the Arkoma basin.

FUTURE CAPITAL REQUIREMENTS AND RESOURCES

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. The Company currently has $25.0 million in borrowing capacity available under its Credit Facility.

CHANGES IN PRICES AND INFLATION

     The Company's revenues and value of its natural gas and oil properties have been and will continue to be affected by changes in natural gas and oil prices. Natural gas and oil prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

------------------------------------------------------------------------------

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 2. Management's Discussion and Analysis or Plan of Operations - General," "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Series A Preferred Stock and Warrants. On January 23, 1998, The Company issued an aggregate of 37,000 shares of Senior Redeemable Preferred Stock, Series A ("Series A Preferred Stock") with each share having a liquidation preference of $1,000. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2) thereof. The shares were issued to "accredited investors" and "qualified institutional buyers" as defined in Regulation D and Rule 144A, respectively, under the Securities Act. The issuance of the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and were applied to payment of a fee in connection with an amendment obtained from the holders of certain terms of the Company's
outstanding 12 1/4% Senior Notes.   The Series A Preferred Stock was redeemed on
April 27, 1998.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued to the purchasers of the Series A Preferred Stock warrants expiring five years from the date of issuance to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise, subject to reduction to an exercise price of $0.01 per share under certain circumstances. The exercise price and number of shares issuable is subject to adjustment under certain circumstances and the holders have certain rights to have the shares issuable on exercise of the warrants registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act. As originally issued, in the event the Series A Preferred Stock remained outstanding on March 31, 1998, the exercise price of the warrants reduced to $0.01 per share and the holders of the Series A Preferred Stock were to receive additional five-year warrants, also having an exercise price of $.01 per share.

     In March 1998, Gothic obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which; in the event the Series A Preferred Stock remained outstanding, (i) the warrant exercise price on existing warrants will reduce to $0.01 and (ii) such holders would receive additional warrants. As stated above, the Series A Preferred Stock was redeemed on April 27, 1998.

     Amoco Acquisition. On January 23, 1998, the Company issued to Amoco Corporation a warrant expiring November 24, 2002 to purchase 1,500,000 shares of Common Stock exercisable at $3.00 per share. The warrant was issued as partial consideration for the assets acquired in the Amoco Acquisition. The warrant was issued in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The exercise price and number of shares issuable on exercise of the warrant are subject to adjustment under certain circumstances, including, among others, for issuances of shares of Common Stock at a price less than the exercise price, and the holder has certain rights to have the shares of Common Stock issuable on exercise of the warrant registered under the Securities Act or included in a registration statement filed by the Company under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

          (a)  Exhibits:

               10.1 - Loan Agreement among Gothic Production Corporation, Gothic Energy Corporation and Bank One, Texas, N.A., dated April 27, 1998.

               15 -    Letter Regarding Unaudited Interim Financial Information

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1998, the Company filed a Current Reports on Form 8-K dated January 27, 1998, in response to Items 5 and 7, Form 8-K/A filed January 30, 1998, in response to Item 7, Form 8-K/A filed February 6, 1998, in response to Items 2, 5 and 7, and Form 8-K/A filed February 25, 1998, in response to Items 2, 5 and 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GOTHIC ENERGY CORPORATION



Date:  May 19, 1998      By:  /s/ Michael Paulk
                              --------------------------------------------------
                              MICHAEL PAULK,
                              President, Chief Executive Officer


Date:  May 19, 1998      By:  /s/ Steven Ensz
                              --------------------------------------------------
                              STEVEN ENSZ,
                              Vice President of Finance, Chief Financial Officer


Date:  May 19, 1998      By:  /s/ Andrew McGuire
                              --------------------------------------------------
                              ANDREW MCGUIRE,
                              Controller