Form 10QSB
period 1998-06-30
GOTHIC ENERGY CORP; GOTHIC PRODUCTION CORP
filed 1998-08-14
CIK 878482, 1061312

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

     [ X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       or
     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                For the period from____________________to_______________________

         ------------------------------------------------------------

                       Commission file number 0-19753

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 12, 1998, 16,261,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

         ------------------------------------------------------------

                       Commission file number 333-52225

                         GOTHIC PRODUCTION CORPORATION
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                             73-1539475
     (State or other jurisdiction of            (IRS Employer
     incorporation or organization)           Identification No.)

          5727 SOUTH LEWIS, #700, TULSA, OKLAHOMA    74105-7148
                   (Address of principal executive offices)
                                 918-749-5666
             (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes  X   No
                                           ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 12, 1998,100 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION

This Quarterly Report on Form 10-QSB is filed by Gothic Energy Corporation (file number 0-19753) pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, and by Gothic Production Corporation (file number 333-52225) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. See Note 6 to Notes to Unaudited Consolidated Financial Statements.


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
     ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheets
     December 31, 1997 and June 30, 1998..........................            3

     Consolidated Unaudited Statements of Operations
     Six Months ended June 30, 1997 and 1998......................            4

     Consolidated Unaudited Statements of Operations
     Three Months ended June 30, 1997 and 1998....................            5

     Consolidated Unaudited Statements of Cash Flows
     Six Months ended June 30, 1997 and 1998......................            6

     Notes to Unaudited Consolidated Financial Statements.........            7

     Report of Review by Independent Accountants..................           17

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or Plan of Operations...           18


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds...........           29

     Item 6 - Exhibits and Reports on Form 8-K....................           30

     Signatures...................................................           31

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                     DECEMBER 31,                JUNE 30,
                             ASSETS                                      1997                      1998
                             ------                                  ------------                --------
                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 16,722                  $  8,010
  Available-for-sale investments                                                 406                         -
  Natural gas and oil receivables                                              3,200                     5,936
  Receivable from officers and employees                                          82                        75
  Other                                                                           78                       146
                                                                            --------                  --------
  TOTAL CURRENT ASSETS                                                        20,488                    14,167

PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                94,168                   307,558
    Unproved properties not subject to amortization                            2,103                     2,103
  Deposit for natural gas and oil property acquisition                        23,750                         -
  Gas gathering  and processing  system                                        5,404                         -
  Equipment, furniture and fixtures                                              558                       710
  Accumulated depreciation, depletion and amortization                        (9,456)                  (22,956)
                                                                            --------                  --------
PROPERTY AND EQUIPMENT, NET                                                  116,527                   287,415
OTHER ASSETS, NET                                                              1,360                    14,983
NOTE RECEIVABLE FROM OFFICER AND DIRECTOR                                        167                         -
                                                                            --------                  --------
TOTAL ASSETS                                                                $138,542                  $316,565
                                                                            ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable trade                                                    $  2,081                  $  1,675
  Revenues payable                                                             1,553                     4,013
  Accrued interest and dividends                                               4,018                     5,700
  Accrued liabilities                                                            182                       128
                                                                            --------                  --------
TOTAL CURRENT LIABILITIES                                                      7,834                    11,516

LONG-TERM DEBT, NET                                                          117,704                   296,735

GAS IMBALANCE LIABILITY                                                          551                     6,213

STOCKHOLDERS' EQUITY:
  Series B Redeemable Preferred stock, par value $.05,
    authorized 500,000 shares; issued and outstanding 50,000
    shares                                                                         -                    31,834
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 16,261,640 shares                                     162                       162
  Additional paid in capital                                                  36,043                    42,997
  Accumulated deficit                                                        (23,462)                  (72,723)
  Unrealized loss on available-for-sale investments                             (121)                        -
  Note receivable                                                               (169)                     (169)
                                                                            --------                  --------
TOTAL STOCKHOLDERS' EQUITY                                                    12,453                     2,101
                                                                            --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $138,542                  $316,565
                                                                            ========                  ========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                         FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                  ----------------------------------------
                                                                        1997                    1998
                                                                  -----------------      -----------------
REVENUES:
  Natural gas and oil sales                                              $ 8,025               $ 27,921
  Gas system revenues                                                      2,179                      -
  Well operations                                                            631                  1,152
                                                                         -------               --------
    TOTAL REVENUES                                                       $10,835               $ 29,073

COSTS AND EXPENSES:
  Lease operating expenses                                                 3,222                  7,495
  Gas system expenses                                                      1,742                      -
  Depreciation, depletion and amortization                                 2,673                 13,755
  General and administrative expense                                       1,041                  1,512
  Severance for former officer                                                 -                    258
                                                                         -------               --------
Operating income                                                           2,157                  6,053
Interest expense and amortization of debt issuance costs                  (2,926)               (17,094)
Interest and other income                                                     20                    179
Loss on sale of investments                                                    -                   (305)
                                                                         -------               --------

LOSS BEFORE EXTRAORDINARY ITEM                                           $  (749)              $(11,167)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                           -                 31,459
                                                                         -------               --------
NET LOSS                                                                    (749)               (42,626)

PREFERRED DIVIDEND ($35.38 AND $65.92 PER PREFERRED SHARE)                   196                  2,464

PREFERRED DIVIDEND  AMORTIZATION OF PREFERRED DISCOUNT                         -                  4,171
                                                                         -------               --------
NET LOSS AVAILABLE FOR COMMON SHARES                                     $  (945)              $(49,261)
                                                                         =======               ========
LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM,
   BASIC AND DILUTED                                                     $  (.07)              $  (1.09)
                                                                         =======               ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                             $  (.07)              $  (3.03)
                                                                         =======               ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                12,820                 16,262
                                                                         =======               ========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                       FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                    --------------------------------
                                                                        1997                1998
                                                                    ---------------    --------------
REVENUES:
  Natural gas and oil sales                                                 $ 3,318          $ 11,405
  Gas system revenues                                                           910                 -
  Well operations                                                               325               566
                                                                            -------          --------
    TOTAL REVENUES                                                          $ 4,553          $ 11,971

COSTS AND EXPENSES:
  Lease operating expenses                                                    1,521             2,831
  Gas system expenses                                                           639                 -
  Depreciation, depletion, and amortization                                   1,438             6,311
  General and administrative expense                                            493               857
                                                                            -------          --------

Operating income                                                                462             1,972
Interest expense and amortization of debt issuance costs                     (1,740)           (9,061)
Interest and other income                                                         2                13
Loss on sale of investments                                                       -               (40)
                                                                            -------          --------

LOSS BEFORE EXTRAORDINARY ITEM                                              $(1,276)         $ (7,116)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                              -             4,398
                                                                            -------          --------

NET LOSS                                                                     (1,276)          (11,514)

PREFERRED DIVIDEND ($16.61 AND $31.91 PER PREFERRED SHARE)                       92             1,490

PREFERRED DIVIDEND  AMORTIZATION OF PREFERRED DISCOUNT                            -             4,171
                                                                            -------          --------
NET LOSS AVAILABLE FOR COMMON SHARES                                        $(1,368)         $(17,175)
                                                                            =======          ========
LOSS PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM, BASIC AND DILUTED                                    $  (.10)         $   (.79)
                                                                            =======          ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                $  (.10)         $  (1.06)
                                                                            =======          ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   13,172            16,262
                                                                            =======          ========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                               ----------------------------------------------
                                                                        1997                      1998
                                                               --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $   (749)                $ (42,626)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                                  2,673                    13,755
    Amortization of discount and loan costs                                     954                     1,173
    Loss on early extinguishment of debt                                          -                    31,459
    Accretion of interest on discount notes                                       -                     1,579

CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable                                             (60)                   (2,729)
    Increase in other current assets                                           (214)                      (68)
    Increase in accounts and revenues payable                                   442                     2,054
    Decrease in gas imbalance payable                                          (405)                        -
    (Decrease) increase in accrued liabilities                                 (198)                      576
    Decrease in other assets                                                    494                         -
                                                                           --------                 ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  2,937                 $   5,173

NET CASH USED BY INVESTING ACTIVITIES:
    Collection of note receivable from officer and director                       -                       167
    Purchase of available-for-sale investments                                    -                      (462)
    Proceeds from sale of investments                                             -                     1,359
    Proceeds from sale of property and equipment                                305                    43,025
    Purchase of property and equipment                                      (27,964)                 (217,476)
    Property development costs                                               (1,406)                   (6,158)
                                                                           --------                 ---------

NET CASH USED BY INVESTING ACTIVITIES                                      $(29,065)                $(179,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                      14,500                    60,000
    Payment of short-term borrowings                                              -                   (60,000)
    Proceeds from long-term borrowings                                       36,250                   429,340
    Payments of long-term borrowings                                        (23,411)                 (257,934)
    Proceeds from sale of preferred stock, net                                    -                    73,475
    Redemption of preferred stock, net                                            -                   (40,809)
    Proceeds from exercise of common stock warrants                             325                         -
    Payment of loan and offering fees                                        (1,369)                  (38,271)
    Other                                                                       (70)                     (141)
                                                                           --------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $ 26,225                 $ 165,660
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          97                    (8,712)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  207                    16,722
                                                                           --------                 ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    304                 $   8,010
                                                                           ========                 =========
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                   $  1,973                 $  14,342
                                                                           ========                 =========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Gothic Energy Corporation, (the "Company"), and its subsidiary, Gothic Production Corporation ("Gothic Production"), since its formation in March of 1998. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of the Company's natural gas and oil production is being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

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

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the full year.

     INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share before extraordinary item and net income (loss) per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's loss per share to conform to the new standard. Presented in the Consolidated Statements of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic income (loss) per share and diluted weighted average shares, which are used in computing diluted income (loss) per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,307,000 shares were outstanding as of June 30, 1998 which were not included in the computation of diluted loss per share.

     RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income", and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 did not have a material effect in the Company's financial statements, as there was no material difference between net income (loss) and comprehensive income (loss). FAS 131 does not effect the Company as only one segment is reported by the Company.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Due to the limited nature of the Company's hedging activities, the Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or results of operations when adopted.


NOTE 2.  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

     AMOCO ACQUISITION On January 23, 1998, the Company completed the acquisition from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, of certain producing natural gas properties, located in the Anadarko and Arkoma Basins of Oklahoma. The purchase price was $237.5 million, including a $23.7 million deposit paid in November 1997 upon signing of the purchase agreement, subject to certain post-closing adjustments. Amoco also received warrants to purchase 1.5 million shares of the Company's common stock for $3.00 per share, with an estimated fair value at the date of acquisition of approximately $1.2 million, and certain producing properties having a value of less than $1.8 million. The acquisition and related fees and expenses were financed through an amended and restated credit facility with Bank One, Texas, NA. ("Bank One") (See Note 4) and the issuance of $37.0 million of Series A Preferred Stock (see Note 5). The Company acquired interests in 821 gross wells and assumed operations of 291 of the properties. The Company also acquired approximately 10,000 net undeveloped acres located throughout the Anadarko Basin as well as substantial mineral and overriding royalty interests. In connection with the Amoco Acquisition, the Company entered into a transition agreement which provides for a payment of $540,000 per month to be made to Amoco commencing January 1, 1998 for the operation and administration of the properties acquired. This transition payment was made by the Company for January and February 1998. Since March 1, 1998, the Company has operated the properties. The transition agreement established effective control for the Company over the properties, and accordingly, January 1, 1998 has been used as the effective date for the Amoco Acquisition for accounting purposes.

     CHESAPEAKE DISPOSITIONS On April 27, 1998, the Company sold to Chesapeake Energy Corporation ("Chesapeake") for $20.0 million, a 50% interest in its natural gas and oil properties in the Arkoma basin and sold for $10.5 million, a 50% participation right in substantially all of the Company's undeveloped acreage (see Note 3, "The Chesapeake Transaction"). In addition, in a separate transaction, on May 28, 1998, the Company sold to Chesapeake for $6.0 million its interest in certain natural gas and oil properties.

NOTE 3.  RECAPITALIZATION

     On April 27, 1998, the Company completed a series of transactions which recapitalized the Company through (i) the transfer of all of the Company's natural gas and oil assets to Gothic Production, (ii) the issuance by the Company of shares of its Series B Preferred Stock, (iii) the sale of interests in natural gas and oil properties for $20.0 million, subject to closing adjustments, (iv) the execution of a participation agreement granting a 50% interest in substantially all of the Company's undeveloped acreage for consideration of $10.5 million, (v) the issuance by the Company of its 14 1/8 % Senior Secured Discount Notes Due 2006, (vi) the issuance by Gothic Production of its 11 1/8% Senior Secured Notes Due 2005 and (vii) the repayment and/or refinancing of substantially all of the Company's then existing debt and preferred securities (together the "Recapitalization"). Certain transactions undertaken in the Recapitalization are described in greater detail below.

     Corporate Restructuring

     Gothic Production was organized as a wholly owned subsidiary of the Company in March 1998. At the closing of the Recapitalization, the Company transferred to Gothic Production its ownership of all its natural gas and oil properties. The natural gas and oil assets collateralize Gothic Production 's obligations under a credit facility with Bank One (the "Credit Facility") and the 11 1/8% Senior Secured Notes.

     THE CHESAPEAKE TRANSACTION

     On April 27, 1998, the Company completed several agreements with Chesapeake, pursuant to which the Company (i) executed a participation agreement granting a 50% interest in substantially all of Gothic Production's undeveloped acreage for consideration of $10.5 million, (ii) sold for $20.0 million, subject to closing adjustments, a 50% interest in Gothic Production's natural gas and oil properties in the Arkoma basin, and (iii) sold for $39.5 million, 50,000 shares of the Company's Series B Preferred Stock, having a liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. Such warrants had an estimated fair value of $4.9 million on the date of issuance.

     FINANCING TRANSACTIONS

     The following financing transactions were also completed as part of the Recapitalization:

11 1/8% Senior Secured Notes.................   Gothic Production sold $235.0
                                                million principal amount of 11
                                                1/8% Senior Secured Notes

14 1/8% Senior Secured Discount Notes........   The Company sold approximately
                                                $60.2 million initial principal
                                                amount ($104.0 million principal
                                                amount at maturity) of 14 1/8 %
                                                Senior Secured Discount Notes
                                                due 2006 collateralized by the
                                                outstanding capital stock of
                                                Gothic Production held by the
                                                Company and seven-year common
                                                stock purchase warrants
                                                exercisable at $2.40 per share
                                                to purchase 825,000 shares of
                                                Common Stock. The estimated fair
                                                value of such warrants was
                                                approximately $554,000 on the
                                                date of issuance.

Series B Preferred Stock and Warrants........   The Company sold for $39.5
                                                million, 50,000 shares of its
                                                Series B Preferred Stock, having
                                                a liquidation preference of
                                                $50.0 million, and ten-year
                                                common stock purchase warrants
                                                exercisable at $0.01 per share
                                                to purchase 2,439,246 shares of
                                                Common Stock. The estimated fair
                                                value of such warrants was
                                                approximately $4.9 million on
                                                the date of issuance.

Arkoma Property Sales........................   The Company sold for $20.0
                                                million, subject to closing
                                                adjustments, a 50% interest in
                                                its natural gas and oil
                                                properties in the Arkoma basin.

Credit Facility..............................   Gothic Production, with the
                                                Company as guarantor, entered
                                                into the Credit Facility with
                                                Bank One which provides among
                                                other things, an initial
                                                borrowing availability of
                                                approximately $25.0 million.

     REPAYMENTS AND REDEMPTIONS

     The net proceeds of approximately $350.5 million from the Recapitalization described above were applied to repay or redeem the following:

12 1/4% Senior Notes.........................   These notes, outstanding in the
                                                principal amount of
                                                approximately $99.3 million,
                                                were redeemed for approximately
                                                $102.3 million, inclusive of a
                                                1% redemption premium and
                                                accrued interest.

Series A Preferred Stock....................    These shares were redeemed for
                                                $38.7 million, inclusive of a 1%
                                                redemption premium and payment-
                                                in-kind dividends through the
                                                redemption date.

Credit Facility.............................    An aggregate of $206.4 million
                                                of indebtedness owing to Bank
                                                One was repaid.

NOTE 4.   FINANCING ACTIVITIES

     CREDIT FACILITY

     On April 27, 1998, in connection with the Recapitalization of the Company, including repayment of $206.4 million of indebtedness owing to Bank One, including accrued interest, Gothic Production, with the Company as guarantor, entered into the Credit Facility.

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at least semi-annually and the initial redetermination is scheduled for October 1, 1998. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. Gothic Production currently has no amount outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ending March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. Gothic Production was not in compliance with the minimum interest coverage of at least 1.5 to 1.0 for the quarter ended June 30, 1998. Gothic Production received a waiver of compliance with the covenant for the quarter ended June 30, 1998.

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

     11-1/8% SENIOR SECURED NOTES

     The 11-1/8% Senior Secured Notes ("Senior Secured Notes") issued by Gothic Production are fully and unconditionally guaranteed by the Company. The aggregate principal amount of Senior Secured Notes outstanding is $235.0 million issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. The Senior Secured Notes mature on May 1, 2005. All of the obligations of Gothic Production under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Gothic Production's natural gas and oil properties, subject to certain permitted liens.

     Gothic Production may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period beginning May 1, 2002, to 100.00% if redeemed in the 12-month period beginning May 1, 2004 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2002, Gothic Production may, at its option, redeem all or any portion of the Senior Secured Notes at the Make-Whole Price (as defined in the Senior Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event Gothic Production consummates one or more Equity Offerings (as defined in the Senior Note Indenture) on or prior to May 1, 2001, Gothic Production, at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Senior Secured Notes with all or a portion of the aggregate net proceeds received by Gothic Production from such Equity Offering or Equity Offerings at a redemption price of 111.125% of the aggregate principal amount of the Senior Secured Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the original aggregate principal amount of the Senior Secured Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Senior
Note Indenture), Gothic Production will offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase.

     The Senior Note Indenture under which the Senior Secured Notes were issued contains certain covenants limiting Gothic Production with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of Gothic Production or the Company causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10.0 million or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     14 1/8% SENIOR SECURED DISCOUNT NOTES

     The 14 1/8% Senior Secured Discount Notes (the "Discount Notes") were issued by the Company under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60.2 million. The Company also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of the Company's Common Stock with the Discount Notes. The estimated fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14 1/8%, compounded semi-annually, to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14 1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006. The Discount Notes are secured by a first priority lien against the outstanding shares of capital stock of Gothic Production.

     The Company may, at its option, at any time on or after May 1, 2003, redeem all or any portion of the Discount Notes at redemption prices decreasing from 107.063% if redeemed in the 12-month period beginning May 1, 2003 to 100.00% if redeemed in the 12-month period beginning May 1, 2005 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2003, the Company may, at its option, redeem all or any portion of the Discount Notes at the Make-Whole Price (as defined in the Discount Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event the Company consummates one or more Equity Offerings (as defined in the Discount Note Indenture) on or prior to May 1, 2001, the Company, at its option, may redeem up to 33-1/3% of the Accreted Value (as defined in the Discount Note Indenture) of the Discount Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 114.125% of the Accreted Value of the Discount Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the Accreted Value of the Discount Notes remains outstanding.

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

     Events of default under the Discount Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Discount Note Indenture or the holders of 25% in principal amount of the Discount Notes then outstanding, defaults under other indebtedness of the Company causing the acceleration of the due date of indebtedness having an outstanding principal amount of $10.0 million or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     12 1/4% SENIOR NOTES DUE 2004

     On September 9, 1997, the Company issued $100.0 million principal amount of 12 1/4% Senior Notes Due 2004. On January 23, 1998, the Company obtained consents to the amendment of the Company's outstanding 12 1/4% Senior Notes. Of the consideration given for the consents, $15.0 million was paid by the issuance of 15,000 shares of Series A Preferred Stock (see Note 3) and $5.8 million was paid in cash. These consent fees totaling $20.8 million together with unamortized discount and debt issue costs of $5.3 million and a $1.0 million early redemption premium related to the 12 1/4 % Senior Notes have all been written off as an extraordinary loss during the quarter ended March 31, 1998, as the terms of the consent constitute a substantial modification of the terms of the 12 1/4% Senior Notes.

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity was raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such additional
equity was not sold by February 28, 1998.   Pursuant to such consents, the
holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full. (See Note 3)

NOTE 5.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK OFFERINGS

     Series B Preferred Stock and Warrants. On April 27, 1998, as part of the Recapitalization, the Company issued 50,000 shares of Series B Preferred Stock with an aggregate liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. The estimated fair value of such warrants was $4.9 million on the date of issuance. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of Common Stock of the Company and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate Liquidation Preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at the Company's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

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

     Series A Preferred Stock and Warrants. On January 23, 1998, the Company issued an aggregate of 37,000 shares of Series A Preferred Stock, inclusive of the shares issued as part of the consent fee described above, with each share having a liquidation preference of $1,000. The shares of Series A Preferred Stock were redeemable at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares were mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitled the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remained outstanding by 1%, but not to exceed a maximum dividend per annum
of 20%, excluding any other adjustments to the dividend rate.   The issuance of
the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and a fee in connection with an amendment obtained from the holders of certain terms of the Company's 12 1/4% Senior Notes.

     Concurrently with the sale of the Series A Preferred Stock, the Company issued five-year Warrants to purchase an aggregate of 1,175,778 shares of Common Stock exercisable at the lesser of $2.75 per share or the average of the daily closing bid prices commencing five days and ending one day before the date of exercise, subject to reduction to $0.01 per share under certain circumstances. The estimated fair value of such Warrants was approximately $941,000 on the date of issuance.

     In March 1998, the Company obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which (i) the warrant exercise price on existing warrants will reduce to $0.01 and (ii) such holders would receive additional warrants. On April 27, 1998, as part of the Company's Recapitalization Plan, all 37,000 shares of the Series A Preferred Stock were redeemed and all accrued dividends paid. (See Note 3)

NOTE 6.   SUMMARIZED FINANCIAL INFORMATION

     Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership of all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of June 30, 1998 and for the six month and three month periods ended June 30, 1998. (in thousands)

                                                                As of June 30, 1998
                           -------------------------------------------------------------------------------------------
                                                                                                  Gothic Energy
                                  Gothic Energy                   Gothic Production                Corporation
                                   Corporation                    Corporation/(1)/                 Consolidated
                           ---------------------------   -----------------------------   ------------------------------
Current assets                       $      -                      $ 14,167                          $ 14,167
Non-current assets                      2,191                       300,207                           302,398
Current liabilities                     1,052                        10,464                            11,516
Non-current liabilities                61,735                       241,213                           302,948

                                                       For the six months ended June 30, 1998
                           --------------------------------------------------------------------------------------------
                                                                                                  Gothic Energy
                                  Gothic Energy                   Gothic Production                Corporation
                                   Corporation                    Corporation/(1)/                 Consolidated
                           ---------------------------   -----------------------------   ------------------------------
Total revenues                            $ 21,033                        $ 8,040                       $ 29,073
Operating costs and
   expenses                                 16,172                          6,848                         23,020
Interest expense and
   amortization of debt
   issuance cost                            12,527                          4,567                         17,094
Loss before
   extraordinary item                       (7,834)                        (3,333)                       (11,167)
Net loss                                   (39,268)                        (3,358)                       (42,626)


                                                      For the three months ended June 30, 1998
                           --------------------------------------------------------------------------------------------
                                                                                                  Gothic Energy
                                  Gothic Energy                   Gothic Production                Corporation
                                   Corporation                    Corporation/(1)/                 Consolidated
                           ---------------------------   -----------------------------   ------------------------------
Total revenues                           $ 3,931                        $ 8,040                       $ 11,971
Operating costs and
   expenses                                3,151                          6,848                          9,999
Interest expense and
   amortization of debt
   issuance cost                           4,494                          4,567                          9,061
Loss before
   extraordinary item                     (3,783)                        (3,333)                        (7,116)
Net loss                                  (8,156)                        (3,358)                       (11,514)

/(1)/   Since the Recapitalization on April 27, 1998

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of June 30, 1998 and the related consolidated statements of operations for the three and six month periods ended June 30, 1998, and the consolidated statement of cash flows for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP


Tulsa, Oklahoma
August 10, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The following discussion relates to the operating history of the Company. Gothic Production was organized in March 1998 for the purpose of facilitating the Recapitalization. As part of the Recapitalization, Gothic Production succeeded to the natural gas and oil operations of the Company. Accordingly, following the Recapitalization, the Company, as the parent corporation, operates solely as a holding company with the outstanding capital stock of Gothic Production as its only material asset. The discussion herein of the Company includes the operating results and assets of the natural gas and oil properties that were transferred to Gothic Production on April 27, 1998.

GENERAL

     The Company's results of operations have been significantly affected by its acquisition of producing natural gas and oil properties over the last two years. During January 1998, the Company completed the Amoco Acquisition for a purchase price of approximately $239.9 million. This acquisition included approximately
239.9 Bcfe. During 1997, the Company completed seven acquisitions (the "1997 Acquisitions") of producing natural gas and oil properties for an aggregate purchase price of approximately $52.8 million. These acquisitions included an aggregate of approximately 102.2 Bcfe.

     The 1997 Acquisitions and the Amoco Acquisition were financed primarily through borrowings under the Company's Credit Facilities throughout 1997 and 1998 and the sale of the Company's 12 1/4% Senior Notes in September 1997. In April 1998, the Company completed a series of transactions that recapitalized the Company. See Note 3 of the Notes to Unaudited Consolidated Financial Statements herein.

     Part of the Company's overall strategy is to divest itself of nonstrategic properties. During April and May of 1998, the Company sold to Chesapeake for $20.0 million and $6.0 million, respectively, certain interests in its natural gas and oil properties, with reserves of approximately 33.0 Bcfe.

     The following table reflects certain summary operating data for the periods presented:

RESULTS OF OPERATIONS

                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                             ------------------------------------  ------------------------------------
                                                   1997               1998               1997               1998
                                             -----------------  -----------------  -----------------  -----------------
                                                             (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                          39                 52                 76                138
   Natural gas (Mmcf)                                1,522              5,710              2,932             12,666
   Natural gas equivalent (Mmcfe)                    1,757              6,022              3,388             13,494

Oil and Natural Gas Sales:
   Oil                                              $  757            $   725             $1,638            $ 2,024
   Natural gas(1)                                    2,561             10,680              6,387             25,897
                                                    ------            -------             ------            -------
   Total                                            $3,318            $11,405             $8,025            $27,921
                                                    ======            =======             ======            =======

Average Sales Price:
   Oil (Bbl)                                        $19.44            $ 13.94             $21.59            $ 14.67
   Natural gas (Mcf)/(1)/                             1.68               1.87               2.18               2.04
   Natural gas equivalent (Mcfe)                      1.89               1.89               2.37               2.07

Expenses ($ per Mcfe):
   Lease operating/(2)//(3)/                        $ 0.68            $  0.38             $ 0.76            $  0.47
   General and administrative/(4)/                    0.28               0.14               0.31               0.11
   Depreciation, depletion and
    amortization/(5)/                                 0.82               1.05               0.79               1.02
-------------------------------------------

(1) The natural gas sales amount and natural gas price per mcf for the three month period ended June 30, 1998 reflect a downward adjustment of approximately $400,000 to correct an over accrual which was made in the first quarter.
(2) Includes lease operating costs and production taxes and is net of well operator overhead reimbursement billed to working interest owners which is recorded as well operations revenue.
(3) The 1998 lease operating expense amount includes $1.1 million of non-recurring costs associated with the Amoco Acquisition transition.
(4)  Excludes a non-recurring severance payment to a former officer in 1998.
(5) Represents depreciation, depletion and amortization of oil and natural gas properties only.

------------------------------------------------------------------------------

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Revenues were $29.1 million for the six months ended June 30, 1998, as compared to $10.8 million for the six months ended June 30, 1997. This represents a 169% increase in total revenue for the period. Natural gas and oil sales for the six months ended June 30, 1998 increased $19.9 million (249%) to $27.9 million, with $2.0 million from oil sales and $25.9 million from natural gas sales, as compared to natural gas and oil sales of $8.0 million for the six months ended June 30, 1997, with $1.6 million from oil sales and $6.4 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 332% increase in natural gas production and a 82% increase in oil production in 1998 compared to 1997. The increase in volumes of oil and gas sold resulted primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year. Oil sales in 1998 were based on the sale of 138,000 barrels at an average price of $14.67 per barrel as compared to 76,000 barrels at an average price of $21.59 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 12,666,000 Mcf at an average price of $2.04 per Mcf compared to 2,932,000 Mcf at an average price of $2.18 per Mcf in 1997. Also included in the Company's revenue total for the six months ended June30, 1997 is $2.2 million related to the sale of natural gas and related products from the Company's interest in the Sycamore System, an Oklahoma gathering system processing plant and storage facility acquired effective January 1, 1997. The Company's interest in the Sycamore System and gas processing and gathering systems acquired from Amoco were sold effective January 1, 1998 for $6.0 million.

     The Company incurred lease operating expenses for the six months ended June 30, 1998 of $7.5 million compared with lease operating expenses of $3.2 million for the six months ended June 30, 1997. Lease operating expenses include approximately $1.9 million and $516,000, respectively, in production taxes which the Company incurred from its share of production in 1998 and 1997. The increase in lease operating expenses is primarily due to the 298% increase in natural gas and oil production (on an Mcfe basis) resulting primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later
half of that year.   Lease operating expenses as a percentage of natural gas and oil sales were 27% in 1998 as compared to 40% in 1997.

     Depreciation, depletion and amortization expense was $13.8 million for the six months ended June 30, 1998 as compared to $2.7 million for the six months ended June 30, 1997. The increase resulted primarily from the increased production associated with the properties acquired in the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     General and administrative costs were $1.5 million for the six months ended June 30, 1998, as compared to $1.0 million for the six months ended June 30, 1997. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired in the Amoco Acquisition. Although general and administrative six month costs increased approximately $471,000 during 1998, the six month costs per Mcfe decreased from $0.31 in 1997 to $0.11 in 1998.

     Interest and debt issuance costs were $17.1 million for the six months ended June 30, 1998 as compared to $2.9 million for 1997. The increase primarily relates to interest on the Company's 12 1/4% Senior Notes which were issued in September 1997, interest on the 11 1/8% Senior Secured Notes which were issued in April 1998 by Gothic Production, interest on the 14 1/8% Senior Secured Discount Notes which were issued in April 1998 by the Company, and amortization of the costs incurred to complete the 1998 Notes offerings and amendments to the Bank One Credit Facility. The Company incurred interest costs of $5.4 million with Bank One, $4.2 million related to the 12 1/4% Senior Notes, $4.6 million related to the 11 1/8% Senior Secured Notes, $1.6 million related to the 14 1/8% Senior Secured Discount Notes, $1.2 million as amortization of loan costs and $105,000 with other parties.

------------------------------------------------------------------------------

     The Company earned $179,000 in interest and other income during the six months ended June 30, 1998 compared to $20,000 in 1997. The Company also recorded a loss of $305,000 on the sale of investments during the 1998 period.

     The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $31.5 million (reflecting the payment of $20.8 million in consent fees, the write-off of $6.3 million in unamortized discount and debt issuance costs and the write-off of $4.4 million in unamortized loan costs with Bank One) in the six months ending June 30, 1998. The loss was recognized as a result of amendments to the Company's 12 1/4% Senior Notes which constituted a substantial modification to the terms of the Company's 12 1/4% Senior Notes and the retirement of the Company's original credit facility with Bank One.

     The Company also incurred $1.4 million in preferred dividends on its Series A Preferred Stock and $1.1 million in preferred dividends on its Series B Preferred Stock during the six months ended June 30, 1998, compared to $196,000 in preferred dividends on its 7 1/2% Cumulative Convertible Preferred Stock in 1997. All of the shares of the 7 1/2% Cumulative Convertible Preferred Stock were converted into Common Stock prior to December 31, 1997. The 1998 preferred dividends are composed of the 14% annual dividend rate for approximately three months in connection with the Series A Preferred Stock and the 12% annual dividend rate for approximately two months in connection with the Series B Preferred Stock. The Company also recognized $4.2 million as preferred dividend amortization of preferred discount during the six months ended June 30, 1998, of which $3.9 million related to the write-off of discount costs when the Series A Preferred Stock was redeemed in April 1998. The remaining $300,000 relates to two months of amortization of the discount resulting from the sale of the Series B Preferred Stock and the issuance of related warrants (exercise price of $.01).

THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
1997.

     Revenues were $12.0 million for the three months ended June 30, 1998, as compared to $4.6 million for the three months ended June 30, 1997. This represents a 161% increase in total revenue for the period. Natural gas and oil sales for the three months ended June 30, 1998 increased $8.1 million (245%) to $11.4 million, with $725,000 from oil sales and $10.7 million from natural gas sales, as compared to natural gas and oil sales of $3.3 million for the three months ended June 30, 1997, with $757,000 from oil sales and $2.6 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 275% increase in natural gas production in 1998 compared to 1997. The increase in volumes of oil and gas sold resulted primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year. Oil sales in 1998 were based on the sale of 52,000 barrels at an average price of $13.94 per barrel as compared to 39,000 barrels at an average price of $19.44 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 5,710,000 Mcf at an average price of $1.87 per Mcf compared to 1,522,000
Mcf at an average price of $1.68 per Mcf in 1997.   The 1998 gas sales amount
and average gas price reflects a downward adjustment of approximately $400,000 to correct an over accrual which was made in the first quarter of 1998. Excluding this adjustment, the Company would have realized an average natural gas price of $1.93 per Mcf for natural gas actually sold during the three months ended June 30, 1998.

     The Company incurred lease operating expenses for the three months ended June 30, 1998 of $2.8 million compared with lease operating expenses of $1.5 million for the three months ended June 30, 1997. Lease operating expenses include approximately $827,000 and $216,000, respectively, in production taxes which the Company incurred from its share of production in 1998 and 1997. The increase in lease operating expenses is primarily due to the

------------------------------------------------------------------------------

increase in natural gas and oil production resulting primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     Depreciation, depletion and amortization expense was $6.3 million for the three months ended June 30, 1998 as compared to $1.4 million for the three months ended June 30, 1997. The increase resulted primarily from the increased production associated with the properties acquired in the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     General and administrative costs were $857,000 for the three months ended June 30, 1998, as compared to $493,000 for the three months ended June 30, 1997. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired in the Amoco Acquisition.

     Interest and debt issuance costs were $9.1 million for the three months ended June 30, 1998 as compared to $1.7 million for 1997. The increase primarily relates to interest on the Company's 12 1/4% Senior Notes which were issued in September 1997, interest on the 11 1/8% Senior Secured Notes which were issued in April 1998 by Gothic Production, interest on the 14 1/8% Senior Secured Discount Notes which were issued in April 1998 by the Company, and amortization of the costs incurred to complete the 1998 notes offerings and amendments to the Bank One Credit Facility. The Company incurred interest costs of $1.6 million with Bank One, $1.0 million related to the 12 1/4% Senior Notes, $4.6 million related to the 11 1/8% Senior Secured Notes, $1.6 million related to the 14 1/8% Senior Secured Discount Notes, and $253,000 as amortization of loan costs.

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Natural gas and oil prices have fluctuated significantly over the past twelve months.

     Subsequent to June 30, 1998 the natural gas industry experienced a significant decline in natural gas prices. The Company's reserves were determined at June 30, 1998 using a natural gas price of approximately $2.25 per Mcf. At August 7, 1998, the natural gas price received by the Company fell to approximately $1.70 per Mcf. Had the August 7, 1998 prices been used in the evaluation, the decline in natural gas prices would have resulted in a provision to reduce the oil and natural gas properties of approximately $76 million. Based on rules promulgated by the SEC, the Company evaluates any impairment of its natural gas and oil properties, based on prevailing prices as of the end of each quarter, and accordingly, the actual amount of impairment if any, will not be determinable until the end of the third quarter.

------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1997 and 1998:

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------------
                                                                                  1997                1998
                                                                          --------------------------------------
                                                                                      (IN THOUSANDS)
                                                                          --------------------------------------

Net cash provided by operating activities                                        $  2,937          $   5,173
Net cash used in investing activities                                             (29,065)          (179,545)
Net cash provided by financing activities                                          26,225            165,660

     Net cash provided by operations was $5.2 million for the six months ended June 30, 1998 as compared to net cash provided by operations of $2.9 million for the same period in 1997. The operating cash flows for the six months ended June 30, 1998 relate primarily to the increased income from operations resulting from the Amoco Acquisition and the 1997 Acquisitions, partially offset by related interest costs and changes in working capital.

     The Company used $179.5 million of net cash in investing activities for the six months ended June 30, 1998 compared to net cash used of $29.1 million for the same period in 1997. This increase was primarily due to cash paid of $217.5 million to complete the Amoco Acquisition and well enhancement costs of approximately $6.2 million. These uses were partially offset by proceeds of $20.0 million received from the sale of half the Company's interest in the Arkoma Basin to Chesapeake, $10.5 million received from Chesapeake for the right to participate in up to 50% of substantially all of the Company's undeveloped acreage, $6.0 million received from the sale of the Company's gas gathering and processing system and $6.0 million received from the sale of interests in certain natural gas and oil properties during 1998.

------------------------------------------------------------------------------

     Net cash provided by financing activities for the six months ended June 30, 1998 was $165.7 million compared to $26.2 million provided in 1997. The June 30, 1998 amount includes proceeds from short and long-term debt related to the Amoco Acquisition and subsequent Recapitalization of $429.3 million and proceeds from the issuance of the Company's Series A and Series B Preferred Stock of $73.5 million, partially offset by the redemption of the Series A Preferred Stock and accrued dividends for $40.8 million, payment of $38.3 million in 12 1/4% Senior Notes consent fees and other bank and offering fees and payments of short and long-term debt of $257.9 million.

OUTSTANDING INDEBTEDNESS AND OTHER SECURITIES

     Credit Facility. On April 27, 1998, in connection with the
Recapitalization, Gothic Production, with the Company as guarantor, entered into a Credit Facility.

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at lease semi-annually and the initial redetermination is scheduled for October 1, 1998. The principal is due at maturity, April 30, 2001.
Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. Gothic Production currently has no amount outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ending March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. Gothic Production was not in compliance with the minimum interest coverage of at least 1.5 to 1.0 for the quarter ended June 30, 1998. Gothic Production received a waiver of compliance with the covenant for the quarter ended June 30, 1998.

------------------------------------------------------------------------------

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

     11-1/8% SENIOR SECURED NOTES The 11-1/8% Senior Secured Notes ("Senior Secured Notes") issued by Gothic Production are fully and unconditionally guaranteed by the Company. The aggregate principal amount of Senior Secured Notes outstanding is $235.0 million issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. . The Senior Secured Notes mature on May 1, 2005. All of the obligations of Gothic Production under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Gothic Production's natural gas and oil properties, subject to certain permitted liens.

     Gothic Production may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period beginning May 1, 2002, to 100.00% if redeemed in the 12-month period beginning May 1, 2004 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2002, Gothic Production may, at its option, redeem all or any portion of the Senior Secured Notes at the Make-Whole Price (as defined in the Senior Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event Gothic Production consummates one or more Equity Offerings (as defined in the Senior Note Indenture) on or prior to May 1, 2001, Gothic Production, at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Senior Secured Notes with all or a portion of the aggregate net proceeds received by Gothic Production from such Equity Offering or Equity Offerings at a redemption price of 111.125% of the aggregate principal amount of the Senior Secured Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the original aggregate principal amount of the Senior Secured Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Senior
Note Indenture), Gothic Production will offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase.

     The Senior Note Indenture under which the Senior Secured Notes were issued contains certain covenants limiting Gothic Production with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of Gothic Production or the Company

------------------------------------------------------------------------------

causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10.0 million or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     14-1/8% SENIOR SECURED DISCOUNT NOTES. The 14-1/8% Senior Secured Discount Notes (the "Discount Notes") were issued by the Company under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60.2 million. The Company also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of the Company's Common Stock with the Discount Notes. The estimated fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14-1/8%, compounded semi-annually, to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14-1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006. The Discount Notes are secured by a first priority lien against the outstanding shares of capital stock of Gothic Production.

     The Company may, at its option, at any time on or after May 1, 2003, redeem all or any portion of the Discount Notes at redemption prices decreasing from 107.063% if redeemed in the 12-month period beginning May 1, 2003 to 100.00% if redeemed in the 12-month period beginning May 1, 2005 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2003, the Company may, at its option, redeem all or any portion of the Discount Notes at the Make-Whole Price (as defined in the Discount Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event the Company consummates one or more Equity Offerings (as defined in the Discount Note Indenture) on or prior to May 1, 2001, the Company, at its option, may redeem up to 33-1/3% of the Accreted Value (as defined in the Discount Note Indenture) of the Discount Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 114.125% of the Accreted Value of the Discount Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the Accreted Value of the Discount Notes remains outstanding.

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

------------------------------------------------------------------------------

     Events of default under the Discount Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Discount Note Indenture or the holders of 25% in principal amount of the Discount Notes then outstanding, defaults under other indebtedness of the Company causing the acceleration of the due date of indebtedness having an outstanding principal amount of $10.0 million or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

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

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity was raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by June 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such additional
equity was not sold by February 28, 1998.   Pursuant to such consents, the
holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full.

     SERIES B PREFERRED STOCK. On April 27, 1998, as part of the Recapitalization, the Company issued 50,000 shares of its Series B Preferred Stock with an aggregate liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares
of the Company's Common Stock.   The estimated fair value of such warrants was
$4.9 million on the date of issuance. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of Common Stock of the Company and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate Liquidation Preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at the Company's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

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

------------------------------------------------------------------------------

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

     SERIES A PREFERRED STOCK AND WARRANTS.   On January 23, 1998, the Company
issued an aggregate of 37,000 shares of Series A Preferred Stock, inclusive of the shares issued as part of the consent fee described above, with each share having a liquidation preference of $1,000. The shares of Series A Preferred Stock were redeemable at any time upon payment in cash of 101% of the liquidation preference, inclusive of accrued but unpaid dividends, and the shares were mandatorily redeemable on December 31, 2004. The shares of Series A Preferred Stock entitled the holders to receive cumulative dividends payable in additional shares of Series A Preferred Stock at a rate per annum initially of 14% of the liquidation preference of the Series A Preferred Stock increasing on April 1, 1998 and each 90-day period thereafter that the Series A Preferred Stock remained outstanding by 1%, but not to exceed a maximum dividend per annum
of 20%, excluding any other adjustments to the dividend rate.   The issuance of
the shares provided a portion of the cash paid as consideration in the Amoco Acquisition and a fee in connection with an amendment obtained from the holders of certain terms of the Company's 12 1/4% Senior Notes.

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

     On April 27, 1998, the Company completed a series of transactions which recapitalized the Company (the "Recapitalization). See Note 3 to notes to financial statements for a description of the Recapitalization. As a consequence of the Recapitalization the Company now has outstanding the following:

------------------------------------------------------------------------------

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as "Item 2. Management's Discussion and Analysis or Plan of Operations - General," "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of the Company to acquire additional natural gas and oil reserves, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 27, 1998, as part of the Recapitalization, the Company issued to Chesapeake Energy Corporation 50,000 shares of Series B Preferred Stock with an aggregate liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. The securities were issued in consideration for $39.5 million.

     On April 27, 1998, as part of the Recapitalization, the Company issued and sold $60.2 million initial principal amount if its 14 1/8% Senior Secured Discount Notes, due 2006, and warrants to purchase 825,000 shares of Common Stock at an exercise price of $2.40 per share. The securities were issued in consideration for $60.2 million. The securities were purchased by persons who represented that they were "qualified institutional buyers", as defined under Rule 144A under the Securities Act of 1933, as amended (the Securities Act).

     The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4 (2) thereof and Regulation D thereunder. Donaldson, Lufkin & Jenrette Securities Corporation acted as advisor to the Company in the transactions and received a fee in connection with its representation of the Company in the Recapitalization.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               15 -     Letter Regarding Unaudited Interim Financial Information

               27 -     Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1998, the Company filed Current Reports on Form 8-K dated April 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GOTHIC ENERGY CORPORATION



Date:  August 12, 1998    By:    /s/ Michael Paulk
                                 --------------------------------------
                                 MICHAEL PAULK,
                                 President, Chief Executive Officer


Date:  August 12, 1998    By:    /s/ Steven Ensz
                                 --------------------------------------
                                 STEVEN ENSZ,
                                 Vice President of Finance,
                                 Chief Financial Officer


Date:  August 12, 1998    By:    /s/ Andrew McGuire
                                 --------------------------------------
                                 ANDREW MCGUIRE,
                                 Controller


                                 GOTHIC PRODUCTION CORPORATION



Date:  August 12, 1998    By:    /s/ Michael Paulk
                                 --------------------------------------
                                 MICHAEL PAULK,
                                 President, Chief Executive Officer


Date:  August 12, 1998    By:    /s/ Steven Ensz
                                 --------------------------------------
                                 STEVEN ENSZ,
                                 Vice President of Finance,
                                 Chief Financial Officer


Date:  August 12, 1998    By:    /s/ Andrew McGuire
                                 --------------------------------------
                                 ANDREW MCGUIRE,
                                 Controller