Form 10QSB
period 1998-09-30
GOTHIC ENERGY CORP; GOTHIC PRODUCTION CORP
filed 1998-11-13
CIK 878482, 1061312

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       or
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the period from __________________ to __________________.


       ----------------------------------------------------------------
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

   Yes   X      No
       ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 13, 1998, 16,261,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


       ----------------------------------------------------------------
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

   Yes    X       No
       -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 13, 1998,100 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

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

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
        ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Unaudited Balance Sheets
        December 31, 1997 and September 30, 1998.....................         3

        Consolidated Unaudited Statements of Operations
        Nine months ended September 30, 1997 and 1998................         4

        Consolidated Unaudited Statements of Operations
        Three Months ended September 30, 1997 and 1998...............         5

        Consolidated Unaudited Statements of Cash Flows
        Nine months ended September 30, 1997 and 1998................         6

        Notes to Unaudited Consolidated Financial Statements.........         7

        Report of Review by Independent Accountants..................        17

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

        Management's Discussion and Analysis or Plan of Operation....        18


PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K....................        31

        Signatures...................................................        32

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                       DECEMBER 31,             SEPTEMBER 30,
                             ASSETS                                        1997                     1998
                             ------                                  ---------------          ----------------
                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 16,722                 $  11,724
  Available-for-sale investments                                                 406                         -
  Natural gas and oil receivables                                              3,200                     5,963
  Other Receivable                                                                 -                     3,053
  Receivable from officers and employees                                          82                        70
  Other                                                                           78                        69
                                                                            --------                 ---------
  TOTAL CURRENT ASSETS                                                        20,488                    20,879

PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                94,168                   275,946
    Unproved properties not subject to amortization                            2,103                     2,103
  Deposit for natural gas and oil property acquisition                        23,750                         -
  Gas gathering  and processing  system                                        5,404                         -
  Equipment, furniture and fixtures                                              558                     3,057
  Accumulated depreciation, depletion and amortization                        (9,456)                  (28,441)
                                                                            --------                 ---------
PROPERTY AND EQUIPMENT, NET                                                  116,527                   252,665
OTHER ASSETS, NET                                                              1,360                    13,482
NOTE RECEIVABLE FROM OFFICER AND DIRECTOR                                        167                         -
                                                                            --------                 ---------
TOTAL ASSETS                                                                $138,542                 $ 287,026
                                                                            ========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable trade                                                    $  2,081                 $   2,247
  Revenues payable                                                             1,553                     4,930
  Accrued interest and dividends                                               4,018                    11,184
  Accrued liabilities                                                            182                       167
                                                                            --------                 ---------
TOTAL CURRENT LIABILITIES                                                      7,834                    18,528

LONG-TERM DEBT, NET                                                          117,704                   298,943

GAS IMBALANCE LIABILITY                                                          551                     5,642

STOCKHOLDERS' EQUITY:
  Series B Redeemable Preferred stock, par value $.05,
    authorized 500,000 shares; issued and outstanding 51,052
    shares                                                                         -                    34,892
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 16,261,640 shares                                     162                       162
  Additional paid in capital                                                  36,043                    42,997
  Accumulated deficit                                                        (23,462)                 (113,969)
  Unrealized loss on available-for-sale investments                             (121)                        -
  Note receivable                                                               (169)                     (169)
                                                                            --------                 ---------
TOTAL STOCKHOLDERS' EQUITY                                                    12,453                   (36,087)
                                                                            --------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $138,542                 $ 287,026
                                                                            ========                 =========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                               ----------------------------------------------
                                                                        1997                      1998
                                                               --------------------      --------------------
REVENUES:
  Natural gas and oil sales                                            $12,539                  $ 39,699
  Gas system revenues                                                    3,120                         -
  Well operations                                                          952                     1,949
                                                                       -------                  --------

    TOTAL REVENUES                                                     $16,611                  $ 41,648

COSTS AND EXPENSES:
  Lease operating expenses                                               4,768                     9,949
  Gas system expenses                                                    2,414                         -
  Depreciation, depletion and amortization                               3,804                    19,240
  General and administrative expense                                     1,655                     2,405
  Severance for former officer                                               -                       258
  Provision for impairment of natural gas and oil properties                 -                    34,000
                                                                       -------                  --------
Operating income (loss)                                                  3,970                   (24,204)
Interest expense and amortization of debt issuance costs                (5,241)                  (26,247)
Interest and other income                                                   93                       350
Loss on sale of investments                                                  -                      (305)
                                                                       -------                  --------

LOSS BEFORE EXTRAORDINARY ITEM                                         $(1,178)                 $(50,406)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                      (907)                  (31,459)
                                                                       -------                  --------

NET LOSS                                                                (2,085)                  (81,865)

PREFERRED DIVIDEND ($47.65 AND $95.46 PER PREFERRED SHARE)                 264                     4,008

PREFERRED DIVIDEND--AMORTIZATION OF PREFERRED DISCOUNT                       -                     4,633
                                                                       -------                  --------


NET LOSS AVAILABLE FOR COMMON SHARES                                   $(2,349)                 $(90,506)
                                                                       =======                  ========

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM,
  BASIC AND DILUTED                                                    $  (.11)                 $  (3.63)
                                                                       =======                  ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                           $  (.18)                 $  (5.57)
                                                                       =======                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              13,269                    16,262
                                                                       =======                  ========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                               FOR THE THREE MONTHS ENDED
                                                                                     SEPTEMBER  30,
                                                                    ----------------------------------------------
                                                                             1997                      1998
                                                                    --------------------      --------------------
REVENUES:
 Natural gas and oil sales                                                  $ 4,514                  $ 11,778
 Gas system revenues                                                            941                         -
 Well operations                                                                321                       796
                                                                            -------                  --------

   TOTAL REVENUES                                                           $ 5,776                  $ 12,574

COSTS AND EXPENSES:
 Lease operating expenses                                                     1,546                     2,454
 Gas system expenses                                                            672                         -
 Depreciation, depletion, and amortization                                    1,131                     5,485
 General and administrative expense                                             614                       893
 Provision for impairment of natural gas and oil properties                       -                    34,000
                                                                            -------                  --------

Operating income (loss)                                                       1,813                   (30,258)
Interest expense and amortization of debt issuance costs                     (2,315)                   (9,153)
Interest and other income                                                        73                       171
                                                                            -------                  --------

LOSS BEFORE EXTRAORDINARY ITEM                                              $  (429)                 $(39,240)

LOSS ON EARLY EXTINGUISHMENT OF DEBT                                           (907)                        -
                                                                            -------                  --------

NET LOSS                                                                     (1,336)                  (39,240)

PREFERRED DIVIDEND ($12.27 AND $30.24 PER PREFERRED SHARE)                       68                     1,544

PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT                           -                       462
                                                                            -------                  --------

NET LOSS AVAILABLE FOR COMMON SHARES                                        $(1,404)                 $(41,246)
                                                                            =======                  ========

LOSS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM, BASIC AND DILUTED                                      $  (.04)                 $  (2.54)
                                                                            =======                  ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                $  (.10)                 $  (2.54)
                                                                            =======                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   14,151                    16,262
                                                                            =======                  ========

                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                    ----------------------------------------------
                                                                             1997                      1998
                                                                    --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (2,085)                $ (81,865)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                                  3,804                    19,240
    Amortization of discount and loan costs                                   1,547                     1,581
    Loss on early extinguishment of debt                                        907                    31,459
    Accretion of interest on discount notes                                       -                     3,787
    Provision for impairment of natural gas and oil properties                    -                    34,000

CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable                                          (1,441)                   (2,365)
    (Increase) decrease  in other current assets                                (25)                        9
    Increase in accounts and revenues payable                                   259                     1,589
    Decrease in gas imbalance payable                                          (469)                        -
    Increase in accrued liabilities                                             449                     7,151
    Decrease in other assets                                                    357                         -
                                                                           --------                 ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  3,303                 $  14,586

NET CASH USED BY INVESTING ACTIVITIES:
    Increase in notes receivable                                               (336)                        -
    Collection of note receivable from officer and director                       -                       167
    Purchase of available-for-sale investments                                    -                      (462)
    Proceeds from sale of investments                                             -                     1,359
    Proceeds from sale of property and equipment                                457                    43,027
    Purchase of property and equipment                                      (58,872)                 (218,234)
    Property development costs                                               (3,636)                  (10,890)
                                                                           --------                 ---------

NET CASH USED BY INVESTING ACTIVITIES                                      $(62,387)                $(185,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                      14,500                    60,000
    Payment of short-term borrowings                                        (14,500)                  (60,000)
    Proceeds from long-term borrowings                                      136,597                   429,340
    Payments of long-term borrowings                                        (61,863)                 (257,934)
    Proceeds from sale of preferred stock, net                                    -                    73,475
    Redemption of preferred stock, net                                            -                   (40,809)
    Proceeds from exercise of common stock warrants                             335                         -
    Payment of loan and offering fees                                        (2,084)                  (38,461)
    Payment of dividends                                                       (220)                        -
    Other                                                                       (70)                     (162)
                                                                           --------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $ 72,695                 $ 165,449
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      13,611                    (4,998)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  207                    16,722
                                                                           --------                 ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 13,818                 $  11,724
                                                                           ========                 =========
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                   $  3,694                 $   9,696
                                                                           ========                 =========

                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Gothic Energy Corporation, a "holding company", (the "Company"), and its subsidiary, Gothic Production Corporation ("Gothic Production"), since its formation in March of 1998. The Company is primarily engaged in the business of acquiring, developing and exploiting oil and gas reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of the Company's natural gas and oil production is being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

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

     In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the full year.

     INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share before extraordinary item and net income (loss) per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's loss per share to conform to the new standard. Presented in the Consolidated Statements of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic income (loss) per share and diluted weighted average shares, which are used in computing diluted income (loss) per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,307,000 shares were outstanding as of September 30, 1998 which were not included in the computation of diluted loss per share.

     RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income", and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 did not have an effect on the Company's financial statements, as there was no difference between net income (loss) and comprehensive income (loss). FAS 131 does not effect the Company as the Company operates in only one business segment in the United States.

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

NOTE 2.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS, DISPOSITIONS AND WRITEDOWN

     AMOCO ACQUISITION - an January 23, 1998, the Company completed the acquisition from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, of certain producing natural gas properties, located in the Anadarko and Arkoma Basins of Oklahoma. The purchase price was $237.5 million, including a $23.7 million deposit paid in November 1997, upon signing of the purchase agreement. Amoco also received warrants to purchase 1.5 million shares of the Company's common stock for $3.00 per share, with an estimated fair value at the date of acquisition of approximately $1.2 million, and certain producing properties having a value of approximately $1.8 million. The acquisition and related fees and expenses were financed through an amended and restated credit facility with Bank One, Texas, NA. ("Bank One") (See Note 4) and the issuance of $37.0 million of Series A Preferred Stock (see Note 5). The Company acquired interests in 821 gross wells and assumed operations of 291 of the properties. The Company also acquired approximately 10,000 net undeveloped acres located throughout the Anadarko Basin as well as substantial mineral and overriding royalty interests. In connection with the Amoco Acquisition, the Company entered into a transition agreement which provided for a payment of $540,000 per month to be made to Amoco commencing January 1, 1998 for the operation and administration of the properties acquired. This transition payment was made by the Company for January and February 1998. Since March 1, 1998, the Company has operated the properties. The transition agreement established effective control for the Company over the properties, and accordingly, January 1, 1998 has been used as the effective date for the Amoco Acquisition for accounting purposes.

     CHESAPEAKE DISPOSITIONS - On April 27, 1998, the Company sold to Chesapeake Energy Corporation ("Chesapeake") for $20.0 million, a 50% interest in its natural gas and oil properties in the Arkoma basin and sold for $10.5 million, a 50% participation right in substantially all of the Company's undeveloped acreage (see Note 3, "The Chesapeake Transaction"). In addition, in a separate transaction, on May 28, 1998, the Company sold to Chesapeake for $6.0 million its interest in certain natural gas and oil properties.

     CEILING WRITE-DOWN OF NATURAL GAS AND OIL PROPERTIES - The Company accounts for its natural gas and oil exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's natural gas and oil properties. As a result of a decrease in the prices of natural gas and oil received, the Company recorded a $34.0 million provision for impairment of natural gas and oil properties at September 30, 1998.

NOTE 3.  RECAPITALIZATION

     On April 27, 1998, the Company completed a series of transactions which recapitalized the Company through (i) the transfer of all of the Company's natural gas and oil interests in natural gas and oil properties to Gothic Production , (ii) the issuance by the Company of shares of its Series B Preferred Stock, (iii) the sale of interests in natural gas and oil properties for $20.0 million, (iv) the execution of a participation agreement granting a 50% interest in substantially all of the Company's undeveloped acreage for consideration of $10.5 million, (v) the issuance by the Company of its 14 1/8 % Senior Secured Discount Notes Due 2006, (vi) the issuance by Gothic Production of its 11 1/8% Senior Secured Notes Due 2005 and (vii) the repayment and/or refinancing of substantially all of the Company's then existing debt and preferred securities (together the "Recapitalization"). Certain transactions undertaken in the Recapitalization are described in greater detail below.

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

     THE CHESAPEAKE TRANSACTION

     On April 27, 1998, the Company completed several agreements with Chesapeake, pursuant to which the Company (i) executed a participation agreement granting a 50% interest in substantially all of Gothic Production 's undeveloped acreage for consideration of $10.5 million, (ii) sold for $20.0 million, subject to closing adjustments, a 50% interest in Gothic Production's natural gas and oil properties in the Arkoma basin, and (iii) sold for $39.5 million, 50,000 shares of the Company's Series B Preferred Stock, having a liquidation value of $50.0 million, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. Such warrants had an estimated fair value of $4.9 million on the date of issuance.

     FINANCING TRANSACTIONS

     The following financing transactions were also completed as part of the Recapitalization:

11 1/8% Senior Secured Notes.....................  Gothic Production sold $235.0 million principal amount of
                                                   11 1/8% Senior Secured Notes

14 1/8% Senior Secured Discount Notes...........  The Company sold approximately
                                                  $60.2 million initial
                                                  principal amount ($104.0
                                                  million principal amount at
                                                  maturity) of 14 1/8 % Senior
                                                  Secured Discount Notes due
                                                  2006 collateralized by the
                                                  outstanding capital stock of
                                                  Gothic Production held by the
                                                  Company and seven-year common
                                                  stock purchase warrants
                                                  exercisable at $2.40 per share
                                                  to purchase 825,000 shares of
                                                  Common Stock. The estimated
                                                  fair value of such warrants
                                                  was approximately $554,000 on
                                                  the date of issuance.

Series B Preferred Stock and Warrants...........  The Company sold for $39.5 million, 50,000 shares of its
                                                  Series B Preferred Stock,
                                                  having a liquidation
                                                  preference of $50.0 million,
                                                  and ten-year common stock
                                                  purchase warrants exercisable
                                                  at $0.01 per share to purchase
                                                  2,439,246 shares of Common
                                                  Stock. The estimated fair
                                                  value of such warrants was
                                                  approximately $4.9 million on
                                                  the date of issuance.

Arkoma Property Sales...........................  The Company sold for $20.0 million, subject to closing
                                                  adjustments, a 50% interest in
                                                  its natural gas and oil
                                                  properties in the Arkoma
                                                  basin.

Credit Facility.................................  Gothic Production, with the
                                                  Company as guarantor, entered
                                                  into the Credit Facility with
                                                  Bank One which provides among
                                                  other things, an initial
                                                  borrowing availability of
                                                  approximately $25.0 million.

     REPAYMENTS AND REDEMPTIONS

     The net proceeds of approximately $350.5 million from the Recapitalization described above were applied to repay or redeem the following:

12 1/4% Senior Notes............................  These notes, outstanding in the principal amount of
                                                  approximately $99.3 million,
                                                  were redeemed for
                                                  approximately $102.3 million,
                                                  inclusive of a 1% redemption
                                                  premium and accrued interest.

Series A Preferred Stock........................  These shares were redeemed for
                                                  $38.7 million, inclusive of a
                                                  1% redemption premium and
                                                  payment-in-kind dividends
                                                  through the redemption date.

Credit Facility.................................  An aggregate of $206.4 million of indebtedness owing to Bank
                                                  One was repaid.

NOTE 4.   FINANCING ACTIVITIES

     CREDIT FACILITY

     On April 27, 1998, in connection with the Recapitalization of the Company, including repayment of $206.4 million of indebtedness owing to Bank One, including accrued interest, Gothic Production, with the Company as guarantor, entered into the Credit Facility.

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at least semi-annually and was initially redetermined on October 1, 1998. Upon completion of the October 1, 1998 redetermination, the borrowing base remained at $25.0 million. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing
Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. Gothic Production currently has no amount outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ending March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. Gothic Production was not in compliance with the minimum interest coverage of at least 1.5 to 1.0 for the quarters ended June 30, 1998 and September 30, 1998. Gothic Production received waivers of compliance with the covenant for both quarters.

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

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity was raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by September 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such
additional equity was not sold by February 28, 1998.   Pursuant to such
consents, the holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full. (See Note 3)

NOTE 5.   STOCKHOLDERS' EQUITY

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

     In March 1998, the Company obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which (i) the warrant exercise price on existing warrants would reduce to $0.01 and (ii) such holders would receive additional warrants. On April 27, 1998, as part of the Company's Recapitalization Plan, all 37,000 shares of the Series A Preferred Stock were redeemed and all accrued dividends paid. (See Note 3)

NOTE 6.   SUMMARIZED FINANCIAL INFORMATION

     Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership of all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of September 30, 1998 and for the nine month and three month periods ended September 30, 1998. (in thousands)

                                                             As of  September 30, 1998
                           -------------------------------------------------------------------------------------------
                                    Gothic Energy                 Gothic Production         Gothic Energy Corporation
                                     Corporation                   Corporation/(1)/                Consolidated
                           ------------------------------  -----------------------------  ----------------------------
Current assets                          $      -                      $ 20,879                       $ 20,879
Non-current assets                         2,121                       264,026                        266,147
Current liabilities                            -                        18,528                         18,528
Non-current liabilities                   63,943                       240,642                        304,585

                                                    For the nine months ended September 30, 1998
                           --------------------------------------------------------------------------------------------
                                    Gothic Energy                  Gothic Production          Gothic Energy Corporation
                                     Corporation                   Corporation/(1)/                Consolidated
                           -------------------------------  -----------------------------  ----------------------------
Total revenues                         $ 21,033                       $ 20,615                       $ 41,648
Operating costs and
   expenses                              16,172                         15,680                         31,852
Provision for impairment
   of natural gas and oil
   properties                                 -                         34,000                         34,000
Interest expense and
   amortization of debt
   issuance cost                         14,515                         11,732                         26,247
Loss before
   extraordinary item                   (10,111)                       (40,295)                       (50,406)
Net loss                                (41,545)                       (40,320)                       (81,865)

                                                   For the three months ended September 30, 1998
                           --------------------------------------------------------------------------------------------
                                    Gothic Energy                  Gothic Production          Gothic Energy Corporation
                                     Corporation                   Corporation/(1)/                Consolidated
                           -------------------------------  -----------------------------  ----------------------------
Total revenues                          $     _                       $ 12,574                       $ 12,574
Operating costs and
   expenses                                   -                          8,832                          8,832
Provision for impairment
   of natural gas and oil
   properties                                 -                         34,000                         34,000
Interest expense and
   amortization of debt
   issuance cost                          2,278                          6,875                          9,153
Net loss                                 (2,278)                       (36,962)                       (39,240)

(1)  Since the Recapitalization on April 27, 1998

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of September 30, 1998 and the related consolidated statements of operations for the three and nine month periods ended September 30, 1998, and the consolidated statement of cash flows for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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



PRICEWATERHOUSECOOPERS LLP


Tulsa, Oklahoma
November 3, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Part of the Company's overall strategy is to divest itself of nonstrategic properties. During April and May of 1998, the Company sold to Chesapeake for $20.0 million and $6.0 million, respectively, certain interests in its natural gas and oil properties, with reserves of approximately 33.0 Bcfe. The Company also sold for $10.5 million, a 50% participation right in substantially all of the Company's undeveloped acreage. See Note 3 of the Notes to Unaudited Consolidated Financial Statements herein.

     The following table reflects certain summary operating data for the periods presented:

RESULTS OF OPERATIONS                                 Three Months Ended                    Nine months Ended
                                             ------------------------------------  ------------------------------------
                                                        September 30,                         September 30,
                                             ------------------------------------  ------------------------------------
                                                   1997               1998               1997               1998
                                             -----------------  -----------------  -----------------  -----------------
                                                             (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                              43                 52                122                190
   Natural gas (Mmcf)                                    1,673              5,994              4,601             18,660
   Natural gas equivalent (Mmcfe)                        1,931              6,306              5,333             19,800

Oil and Natural Gas Sales:
   Oil                                                  $  859            $   668            $ 2,496            $ 2,692
   Natural gas/(1)/                                      3,655             11,110             10,043             37,007
                                                        ------            -------            -------            -------
   Total                                                $4,514            $11,778            $12,539            $39,699
                                                        ======            =======            =======            =======
Average Sales Price:
   Oil (Bbl)                                            $19.99            $ 12.74            $ 20.54            $ 14.18
   Natural gas (Mcf)/(1)/                                 2.09               1.85               2.10               1.98
   Natural gas equivalent (Mcfe)                          2.26               1.87               2.28               2.01

Expenses ($ per Mcfe):
   Lease operating /(2)(3)/                             $ 0.63            $  0.26            $  0.72            $  0.40
   General and administrative/(4)/                        0.32               0.14               0.31               0.12
   Depreciation, depletion and
    amortization /(5)/                                    0.59               0.87               0.71               0.97

-------------------------------------------
(1) The natural gas sales amounts for the three and nine month periods ended September 30, 1997 reflect gas balancing settlements of approximately $156,000 and $357,000 to settle under production interests held by the Company.
(2) Includes lease operating costs and production taxes and is net of well operator overhead reimbursement billed to working interest owners which is recorded as well operations revenue.
(3) The nine months ended September 30, 1998 lease operating expense amount includes $1.1 million of non-recurring costs in January and February, 1998 associated with the Amoco Acquisition transition.
(4) The nine months ended September 30, 1998 excludes a non-recurring severance payment to a former officer in January 1998.
(5) Represents depreciation, depletion and amortization of oil and natural gas properties only.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

     Revenues were $41.6 million for the nine months ended September 30, 1998, as compared to $16.6 million for the nine months ended September 30, 1997. This represents a 151% increase in total revenue for the period. Natural gas and oil sales for the nine months ended September 30, 1998 increased $27.2 million (218%) to $39.7 million, with $2.7 million from oil sales and $37.0 million from natural gas sales, as compared to natural gas and oil sales of $12.5 million for the nine months ended September 30, 1997, with $2.5 million from oil sales and $10.0 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 306% increase in natural gas production and a 56% increase in oil production in 1998 compared to 1997. The increase in volumes of natural gas and oil sold resulted primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year. Oil sales in 1998 were based on the sale of 190,000 barrels at an average price of $14.18 per barrel as compared to 122,000 barrels at an average price of $20.54 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 18,660,000 Mcf at an average price of $1.98 per Mcf compared to 4,601,000 Mcf at an average price of $2.10 per Mcf in 1997. Also included in the Company's total revenue for the nine months ended September 30, 1997 is $3.1 million related to the sale of natural gas and related products from the Company's interest in the

Sycamore System, an Oklahoma gathering system processing plant and storage facility acquired effective January 1, 1997. The Company's interest in the Sycamore System and gas processing and gathering systems acquired from Amoco were sold effective January 1, 1998 for $6.0 million.

     The Company incurred lease operating expenses for the nine months ended September 30, 1998 of $9.9 million compared with lease operating expenses of $4.8 million for the nine months ended September 30, 1997. Lease operating expenses include approximately $2.7 million and $823,000, respectively, in production taxes which the Company incurred from its share of production in 1998 and 1997. The increase in lease operating expenses is primarily due to the 271% increase in natural gas and oil production (on an Mcfe basis) resulting primarily from the Amoco Acquisition and those 1997 Acquisitions which were
completed in the later half of that year.   Lease operating expenses as a
percentage of natural gas and oil sales were 25% in 1998 as compared to 38% in 1997. This improvement in lease operating expenses as a percentage of natural gas and oil sales is due to the Company's use of telemetry and other more efficient means of operating its properties that were realized as part of the Amoco Acquisition.

     Depreciation, depletion and amortization expense was $19.2 million for the nine months ended September 30, 1998 as compared to $3.8 million for the nine months ended September 30, 1997. The increase resulted primarily from the increased production associated with the properties acquired in the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     General and administrative costs were $2.4 million for the nine months ended September 30, 1998, as compared to $1.7 million for the nine months ended September 30, 1997. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired in the Amoco Acquisition. Although general and administrative nine month costs increased approximately $750,000 during 1998, the nine month costs per Mcfe decreased from $.31 in 1997 to $.12 in 1998.

     During the period ended September 30, 1998, the Company recorded a $34.0 million pre-tax provision for impairment of natural gas and oil properties. Such provision resulted from a full cost-ceiling write-down which was required due to a drop in natural gas and oil prices at September 30, 1998. The write-down was reflected in the balance sheet as a reduction of the cost of natural gas and oil properties.

     Interest expense and amortization of debt issuance costs were $26.2 million for the nine months ended September 30, 1998 as compared to $5.2 million for 1997. The increase primarily relates to interest on the 11 1/8% Senior Secured Notes which were issued in April 1998 by Gothic Production, interest on the 14 1/8% Senior Secured Discount Notes which were issued in April 1998 by the Company, and amortization of the costs incurred to complete the 1998 Notes offerings and amendments to the Bank One Credit Facility. The Company incurred interest costs of $5.4 million with Bank One, $4.2 million related to the 12 1/4% Senior Notes, $11.2 million related to the 11 1/8% Senior Secured Notes, $3.7 million related to the 14 1/8% Senior Secured Discount Notes, $1.6 million as amortization of loan costs and $106,000 with other parties.

     The Company earned $350,000 in interest and other income during the nine months ended September 30, 1998 compared to $93,000 in 1997. The Company also recorded a loss of $305,000 on the sale of investments during the 1998 period.

     The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $31.5 million (reflecting the payment of $20.8 million in consent fees, the write-off of $6.3 million in unamortized discount and debt issuance costs and the write-off of $4.4 million in unamortized loan costs with Bank One) in the nine months ending September 30, 1998. The loss was recognized as a result of amendments to the Company's 12 1/4% Senior Notes which constituted a substantial modification to the terms of the Company's 12 1/4% Senior Notes and the retirement of the Company's original credit facility with Bank One.

     The Company also incurred $1.4 million in preferred dividends on its Series A Preferred Stock and $2.6 million in preferred dividends on its Series B Preferred Stock during the nine months ended September 30, 1998, compared to $264,000 in preferred dividends on its 7 1/2% Cumulative Convertible Preferred Stock in 1997. All of the shares of the 7 1/2% Cumulative Convertible Preferred Stock were converted into Common Stock prior to December 31, 1997. The 1998 preferred dividends are composed of the 14% annual dividend rate for approximately three months in connection with the Series A Preferred Stock and the 12% annual dividend rate for approximately five months in connection with the Series B Preferred Stock. The Company also recognized $4.6 million as preferred dividend amortization of preferred discount during the nine months ended September 30, 1998, of which $3.9 million related to the write-off of discount costs when the Series A Preferred Stock was redeemed in April 1998.
The remaining $700,000 relates to five months of amortization of the discount resulting from the sale of the Series B Preferred Stock and the issuance of related warrants (exercise price of $.01).

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

     Revenues were $12.6 million for the three months ended September 30, 1998, as compared to $5.8 million for the three months ended September 30, 1997. This represents a 117% increase in total revenue for the period. Natural gas and oil sales for the three months ended September 30, 1998 increased $7.3 million (162%) to $11.8 million, with $700,000 from oil sales and $11.1 million from natural gas sales, as compared to natural gas and oil sales of $4.5 million for the three months ended September 30, 1997, with $900,000 from oil sales and $3.6 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of a 258% increase in natural gas production in 1998 compared to 1997. The increase in volumes of oil and gas sold resulted primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year. Oil sales in 1998 were based on the sale of 52,000 barrels at an average price of $12.74 per barrel as compared to 43,000 barrels at an average price of $19.99 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 5,994,000 Mcf at an average price of $1.85 per Mcf compared to 1,673,000 Mcf at an average price of $2.09 per Mcf in
1997.   Also included in the Company's revenue total for the three months ended
September 30, 1997 is $941,000 related to the sale of natural gas and related products from the Company's interest in the Sycamore System, which was sold effective January 1, 1998.

     The Company incurred lease operating expenses for the three months ended September 30, 1998 of $2.5 million compared with lease operating expenses of $1.5 million for the three months ended September 30, 1997. Lease operating expenses include approximately $769,000 and $307,000, respectively, in production taxes which the Company incurred from its share of production in 1998 and 1997. The increase in lease operating expenses is primarily due to the increase in natural gas and oil production resulting primarily from the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     Depreciation, depletion and amortization expense was $5.5 million for the three months ended September 30, 1998 as compared to $1.1 million for the three months ended September 30, 1997. The increase resulted primarily from the increased production associated with the properties acquired in the Amoco Acquisition and those 1997 Acquisitions which were completed in the later half of that year.

     General and administrative costs were $893,000 for the three months ended September 30, 1998, as compared to $614,000 for the three months ended September 30, 1997. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired in the Amoco Acquisition.

     During the period ended September 30, 1998, the Company recorded a $34.0 million pre-tax provision for impairment of natural gas and oil properties. Such provision resulted from a full cost ceiling write-down which was required due to a drop in natural gas and oil prices at September 30, 1998. The write-down was reflected in the balance sheet as a reduction of the cost of oil and gas properties.

     Interest expense and amortization of debt issuance costs were $9.2 million for the three months ended September 30, 1998 as compared to $2.3 million for 1997. The increase primarily relates to interest on the 11 1/8% Senior Secured Notes which were issued in April 1998 by Gothic Production, interest on the 14 1/8% Senior Secured Discount Notes which were issued in April 1998 by the Company, and amortization of the costs incurred to complete the 1998 notes offerings and the new Bank One Credit Facility. The Company incurred interest costs of $6.6 million related to the 11 1/8% Senior Secured Notes, $2.2 million related to the 14 1/8% Senior Secured Discount Notes, and $408,000 as amortization of loan costs.

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

     On September 30, 1998, the prices of natural gas and oil received by the Company and upon which the Company's reserves were determined had decreased to $1.95 per mcf and $13.55 per barrel, resulting in a full cost ceiling write-down of $34.0 million for the period ended September 30, 1998, as discussed above. Subsequent to September 30, 1998 the natural gas industry experienced a further decline in natural gas prices. At October 30, 1998 the natural gas price received by the Company fell to approximately $1.65 per Mcf. Had the October 30, 1998 prices been used in the evaluation, the decline in natural gas prices would have resulted in an additional provision to reduce the oil and natural gas properties by approximately $40.0 million. Based on rules promulgated by the SEC, the Company evaluates any impairment of its natural gas and oil properties, based on prevailing prices as of the end of each quarter, and accordingly, the actual amount of additional impairment, if any, will not be determinable until the end of the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1997 and 1998:

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ---------------------------------------------
                                                                              1997                      1998
                                                                      -------------------        ------------------
                                                                                       (IN THOUSANDS)
                                                                      ---------------------------------------------
Net cash provided by operating activities                                    $  3,303                  $  14,586
Net cash used in investing activities                                         (62,387)                  (185,033)
Net cash provided by financing activities                                      72,695                    165,449

     Net cash provided by operations was $14.6 million for the nine months ended September 30, 1998 as compared to net cash provided by operations of $3.3 million for the same period in 1997. The operating cash flows for the nine months ended September 30, 1998 relate primarily to the increased income from operations (before non-cash charges) resulting from the Amoco Acquisition and the 1997 Acquisitions, partially offset by related interest costs and changes in working capital.

     The Company used $185.0 million of net cash in investing activities for the nine months ended September 30, 1998 compared to net cash used of $62.4 million for the same period in 1997. This increase was primarily due to cash paid of $217.5 million to complete the Amoco Acquisition and well enhancement costs of approximately $10.9 million. These uses were partially offset by proceeds of $20.0 million received from the sale of half the Company's interest in the Arkoma Basin to Chesapeake, $10.5 million received from Chesapeake for the right to participate in up to 50% of substantially all of the Company's undeveloped acreage, $6.0 million received from the sale of the Company's gas gathering and processing system and $6.0 million received from the sale of interests in certain natural gas and oil properties during 1998.

     Net cash provided by financing activities for the nine months ended September 30, 1998 was $165.4 million compared to $72.7 million provided in 1997. The September 30, 1998 amount includes proceeds from short and long-term debt related to the Amoco Acquisition and subsequent Recapitalization of $429.3 million and proceeds from the issuance of the Company's Series A and Series B Preferred Stock of $73.5 million, partially offset by the redemption of the Series A Preferred Stock and accrued dividends for $40.8 million, payment of $38.5 million in 12 1/4% Senior Notes consent fees and other bank and offering fees and payments of short and long-term debt of $257.9 million.

OUTSTANDING INDEBTEDNESS AND OTHER SECURITIES

     Credit Facility.  On April 27, 1998, in connection with the
Recapitalization, Gothic Production, with the Company as guarantor, entered into a Credit Facility.

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings initially are available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at lease semi-annually and was initially redetermined on October 1, 1998. Upon completion of the October 1, 1998 redetermination, the borrowing base remained at $25.0 million. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank

One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. Gothic Production currently has no amount outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ending March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. Gothic Production was not in compliance with the minimum interest coverage of at least 1.5 to 1.0 for the quarters ended June 30, 1998 and September 30, 1998. Gothic Production has received waivers of compliance with the covenant for both quarters.

     11-1/8% Senior Secured Notes. The 11-1/8% Senior Secured Notes ("Senior Secured Notes") issued by Gothic Production are fully and unconditionally guaranteed by the Company. The aggregate principal amount of Senior Secured Notes outstanding is $235.0 million issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. . The Senior Secured Notes mature on May 1, 2005. All of the obligations of Gothic Production under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Gothic Production's natural gas and oil properties, subject to certain permitted liens.

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

     14-1/8% SENIOR SECURED DISCOUNT NOTES. The 14-1/8% Senior Secured Discount Notes (the "Discount Notes") were issued by the Company under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60.2 million. The Company also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of the Company's Common Stock with the Discount Notes. The established fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14-1/8%, compounded semi-annually, to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14-1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006. The Discount Notes are secured by a first priority lien against the outstanding shares of capital stock of Gothic Production.

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

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45.0 million of equity by February 28, 1998 and at least $100.0 million from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity was raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by September 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such additional equity was not sold by February 28, 1998. Pursuant to such consents, the holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full.

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

YEAR 2000 STATEMENT

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in systems failure or miscalculations causing disruptions of operations.

     The Company has initiated a comprehensive assessment of its information technology ("IT") and non-information technology ("non-IT") systems to ensure that such systems will be upgraded to ensure compliance with Year 2000 standards. In general, the Company's IT systems consist of its office computer network and financial management software and related computer programs. The Company's non-IT systems consist of certain office equipment and other systems associated with its natural gas and oil properties. The Company is also evaluating the Year 2000 compliance of its customers and suppliers to ascertain the potential impact on the Company.

     The Company began an in-house assessment of the year 2000 problem with respect to its IT systems in mid 1997. Since that time the Company has upgraded all of its financial management software to newer versions which are Year 2000 compliant. In addition, the Company has replaced nearly all of its IT hardware such that this hardware is now Year 2000 compliant. To date the cost to the Company of the upgrade and of its IT software and hardware has been approximately $60,000.

     Additionally, the Company is conducting an assessment of its non-IT systems which consist primarily of embedded technology at the Company's Watonga, Oklahoma field office and the production telemetry equipment used on the Company's operated wellsites. During the later half of 1998 the Company intends to complete this assessment of the readiness of its non-IT systems and obtain an estimate of the costs to replace or otherwise render such systems Year 2000 compliant. The Company believes that its non-IT systems will be Year 2000 compliant by March 1999.

     The Company will be conducting an assessment of Year 2000 exposures related to the Company's suppliers and customers. The Company will identify its key customers and suppliers and intends to request information as to the Year 2000 compliance of such customers. Although no contingency plans have been developed to date, the Company will begin to formulate such plans as it ascertains the preparedness of its customers and suppliers.

     As noted, the Company anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the first quarter of 1999. The Company believes that the total costs associated with modifying its existing systems will not have a material adverse effect on the Company's results of operations or financial condition. Nonetheless, if all Year 2000 issues are not adequately assessed or if the necessary remedial efforts are not implemented on a timely basis, the Company may not be Year 2000 complaint which, in turn, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the Company's operations may be disrupted in the event its suppliers or service providers are not Year 2000 compliant and such failure could have a material adverse effect on the Company's business, operating results or financial condition.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               15 -     Letter Regarding Unaudited Interim Financial Information

               27 -     Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GOTHIC ENERGY CORPORATION



Date:  November 13, 1998    By: /s/ Michael Paulk
                                --------------------------------------
                                MICHAEL PAULK,
                                President, Chief Executive Officer


Date:  November 13, 1998    By: /s/ Steven Ensz
                                --------------------------------------
                                STEVEN ENSZ,
                                Vice President of Finance, Chief Financial
                                Officer


Date:  November 13, 1998    By: /s/ Andrew McGuire
                                --------------------------------------
                                ANDREW MCGUIRE,
                                Controller


                              GOTHIC PRODUCTION CORPORATION



Date:  November 13, 1998    By: /s/ Michael Paulk
                                --------------------------------------
                                MICHAEL PAULK,
                                President, Chief Executive Officer


Date:  November 13, 1998    By: /s/ Steven Ensz
                                --------------------------------------
                                STEVEN ENSZ,
                                Vice President of Finance, Chief Financial
                                Officer


Date:  November 13, 1998    By: /s/ Andrew McGuire
                                --------------------------------------
                                ANDREW MCGUIRE,
                                Controller