Form 10KSB40
period 1998-12-31
GOTHIC ENERGY CORP; GOTHIC PRODUCTION CORP
filed 1999-04-06
CIK 878482, 1061312

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-KSB

Mark One:
     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
     For the fiscal year ended December 31, 1998; or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
     For the transition period from __________ to __________.

                          Commission File No. 0-19753
                           GOTHIC ENERGY CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           Oklahoma                                          22-2663839
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification  No.)

    5727 South Lewis Avenue - Suite 700 - Tulsa, Oklahoma   74105
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

                                (918)  749-5666
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

     Securities Registered Pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                    Common Stock, par value $.01 per share

      Redeemable Common Stock Purchase Warrants expiring January 24, 2001
--------------------------------------------------------------------------------
                             (Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [_] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year:  $53,033,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 12, 1999, was $9,655,349. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer's classes of common equity, as of December 31, 1998, was 16,261,640.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                        (cover continued on next page)

                         Commission File No. 333-52225
                         GOTHIC PRODUCTION CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

            Oklahoma                                  73-1539475
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                    (IRS Employer
  Incorporation or Organization)                 Identification  No.)

     5727 South Lewis Avenue - Suite 700 - Tulsa, Oklahoma   74105
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)        (Zip Code)

                                (918)  749-5666
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

     Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                                     None
--------------------------------------------------------------------------------
                             (Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [_] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year:  $32,000,000

The aggregate market value of the voting stock held by non-affiliates.     -0-

     The number of shares outstanding of each of the Issuer's classes of common equity, as of December 31, 1998, was 100 shares, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION

This Annual Report on Form 10-KSB is filed by Gothic Energy Corporation (file number 0-19753) pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, and by Gothic Production Corporation (file number 333-52225) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. See Note 14 to Consolidated Financial Statements, included in Item 7 herein.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I
Item 1.           Description of Business                                      1
Item 2.           Description of Property                                     15
Item 3.           Legal Proceedings                                           17
Item 4.           Submission of Matters to a Vote of Security Holders         17


                                    PART II
Item 5.           Market for Common Equity and Related Security
                  Holder Matters                                              18
Item 6.           Management's Discussion and Analysis or Plan of
                  Operation                                                   19
Item 7.           Financial Statements                                        43
Item 8.           Changes in and Disagreements on Accounting and
                  Financial Disclosure                                        43


                                   PART III
Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With Section 16(a) of
                  the Exchange Act                                            44
Item 10.          Executive Compensation                                      47
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                  51
Item 12.          Certain Relationships and Related Transactions              53
                  Glossary                                                    55

                                    PART IV
Item 13.          Exhibits and Reports on Form 8-K                            59

                                    PART I



Item 1 - Description of Business:

General

     Gothic Energy Corporation (the "Company") is an independent energy company primarily engaged in the acquisition, development, exploitation, exploration and production of natural gas and oil. Members of the Company's current management, including the Company's Chairman and Chief Executive Officer, assumed operating control of the Company in November 1994 after selling American Natural Energy Corporation ("ANEC") (a publicly traded exploration and production company), earlier that year. The new management team commenced natural gas and oil operations by implementing a business strategy emphasizing acquisitions of long-lived, proved producing natural gas properties with significant development and exploitation potential. As a result of this strategy, the Company has grown primarily through 14 acquisitions of producing oil and gas properties for total consideration of $339.9 million, including the acquisition, on January 23, 1998, of the natural gas producing properties of Amoco Corporation located in the Anadarko and Arkoma Basins of Oklahoma (the "Amoco Acquisition"). As of December 31, 1998, the Company had proved reserves of 306.7 Bcf of natural gas and 1.8 MMBbls of oil (317.2 Bcfe), with a PV-10 of approximately $203.0 million as estimated by the Company's independent petroleum engineers.

     The Company's natural gas and oil reserves and acreage are principally located in the Anadarko, Arkoma and Permian/Delaware basins, which are historically prolific basins with multiple producing horizons and long-lived reserves. These basins generally provide significant development and exploitation potential through low-risk infill drilling and the implementation of new workover, drilling and recompletion technologies. While continuing to pursue attractive acquisition opportunities, the Company has increased its focus on implementing a comprehensive development and exploitation program designed to increase its natural gas and oil production, earnings, cash flow and net asset value by enhancing proved producing reserves and converting proved undeveloped reserves to proved producing reserves. The Company has identified, as of March 15, 1999, 225 development and exploitation projects within its properties.
Since July 1, 1997, the Company initiated a comprehensive development program and as of March 15, 1999 had successfully drilled 62 wells, 59 of which have been completed and are producing and, at March 15, 1999, an additional eight wells were in various stages of completion. Through March 15, 1999, the Company has not engaged in any material exploration activities but intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities.

     At December 31, 1998, the Company held an interest in approximately 452,000 gross acres (approximately 237,000 net acres) and had an interest in 952 gross wells (453 net wells). The Company serves as operator of 540 of the wells in which it has an interest. Operated wells account for approximately 74% of the PV-10 value of the Company's proved reserves as of December 31, 1998. The Company had estimated proved reserves of 317.2 Bcfe with a PV-10 of $203.0 million as of December 31, 1998. These reserves, of which 83% were classified as proved developed, had an estimated average reserve life of approximately 10.5 years and 97% were natural gas. For the year ended December 31, 1998, the Company had revenues of $53.0 million, EBITDA of $37.1 million and a net loss of $129.7 million.



Business Strategy

     The Company's objective is to increase its reserves, production, earnings, cash flow and net asset value through a growth strategy that includes (i) acquiring strategic natural gas and oil properties in a disciplined manner, (ii) developing, exploiting and exploring its properties and (iii) maintaining a low operating cost structure.

     .    Strategic Acquisitions. The Company has increased its reserves through acquisitions, having added 424.9 Bcfe through 14 acquisitions at a total acquisition cost of $339.9 million, or an average cost of $0.80 per Mcfe. The Company utilizes a disciplined acquisition strategy, focusing its acquisition efforts on producing natural gas properties within strategic geographic areas with (I) relatively long-lived natural gas production,
     (ii) quantifiable development and exploitation potential, (iii) low risk exploration potential, (iv) historically low operating expenses or the potential to reduce operating expenses, (v) close proximity to the Company's existing production or in areas where the Company has the ability to develop operating economies of scale and (vi) geological, geophysical and other technical and operating characteristics with which management of the Company has expertise. The Company applies strict economic and reserve risk criteria in evaluating acquisitions of natural gas and oil properties and companies.

     .    Development, Exploitation and Exploration. The Company seeks to maximize the value of its natural gas and oil properties through development drilling, workovers, recompletions, reductions in operating costs and enhanced operating efficiencies. The Company has, as of March 15, 1999, identified 225 development and exploitation projects within its properties, of which 100 have been assigned proved undeveloped reserves. The Company's 1999 development drilling program includes plans to spend approximately $16.0 to $18.0 million to drill approximately 30 to 40 wells, of which most are classified as infill development wells on proved undeveloped locations.
     The Company also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. The Company expects it will spend approximately $2.0 million annually on these projects. The Company intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities by drilling on undeveloped acreage in areas in close proximity to producing properties. The Company believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

     .    Maintain Low Cost Operations.  The Company is able to control directly operating and drilling costs as the operator of wells comprising approximately 74% of the PV-10 value of proved reserves as of December 31, 1998. In addition, the Company has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting marginal and non-strategic properties with limited development potential. Lease operating expenses have decreased 55%, from $0.85 per Mcfe of production in 1996 to $0.38 per Mcfe for the year ended December 31, 1998. Further, general and administrative expenses per Mcfe of production have decreased 66%, from $0.41 per Mcfe to $0.14 per Mcfe over the same period. The Company intends to further improve the efficiency of and reduce the operating costs associated with well operations through the use of advanced wireless technology licensed to the Company as part of the Amoco Acquisition. This technology enables the Company to remotely monitor well operations, thereby reducing the need for on-site monitoring personnel.
     The Company intends to deploy this technology throughout many of its producing properties in the Anadarko and Arkoma basins.

Significant Acquisitions

     Since November 1994, the Company has actively engaged in the acquisition of producing natural gas and oil properties, primarily in Oklahoma, Texas, New Mexico and Kansas. The following table summarizes certain information concerning the Company's significant acquisitions from November 1994 through December 31, 1998.

                                                                  Estimated Proved
                                                                     Reserves at
                                                                       Date of             Acquisition       Acquisition
                                                                  Acquisition/(1)/          Cost/(2)/         Cost/(2)/
Date of Acquisition              Principal Seller                      (Bcfe)             (in millions)       (per Mcfe)
-------------------------------------------------------------------------------------------------------------------------
January 23, 1998         Amoco Production Company(3)                    240.0                 $242.0             $1.01

September 9, 1997        Affiliates of HS Resources, Inc.                50.6                   27.5              0.54

August 12, 1997          Kerr-McGee Corporation                           7.1                    3.6              0.51

May 15, 1997             Fina Oil and Chemical Company                    7.8                    3.3              0.42

February 18, 1997        Horizon Gas Partners, L.P.                      13.8                   10.0              0.72

February 18, 1997        Norse Exploration, Inc.;
                         H. Huffman & Company(4)                         22.9                    8.4              0.37

December 17, 1996        Athena Energy, Inc.                              4.9                    4.2              0.86

May 16, 1996;            Comstock Oil & Gas, Inc. and
August 5, 1996           Additional working interest
                         Acquisition(5)                                  13.2                    9.7              0.73

January 30, 1996         Buttonwood Energy Corporation                   26.7                   20.5              0.77

May 31, 1995;            Johnson Ranch Partners and
May 20, 1996             Additional working interest
                         Acquisition(6)                                  37.9                   10.7              0.28
                                                                        -----                 ------             -----
  Total                                                                 424.9                 $339.9             $0.80
                                                                        =====                 ======             =====

_____________________________
(1) Estimated proved reserves at date of acquisition are based on reserve
    reports prepared for the specific acquisition.   Estimated proved reserves
    for the Amoco Acquisition are based on the December 31, 1997 reserve report prepared by the Company's independent petroleum engineer.
(2) Does not include costs to develop these properties, which properties may include a substantial amount of proved undeveloped reserves.
(3) Includes cash paid of $238.4 million, $2.9 million in net gas balancing liabilities assumed by the Company, and five-year warrants to purchase 1.5 million shares of Common Stock at an exercise price of $3.00 per share which were valued by the Company at $1.2 million, less amounts allocated to gas systems totaling $467,000.
(4) Includes cash paid of $14.7 million and two-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share which were valued by the Company at $254,000, less amounts allocated to a gas system and to unproved properties. Also includes additional interests acquired in the same properties in a subsequent transaction.
(5) Includes natural gas and oil properties acquired on the date indicated for $6.4 million, as well as the subsequent acquisition of additional working interests on the date indicated for $3.3 million in the same area as the earlier acquisition.
(6) Includes properties purchased for $7.2 million in cash and 1.0 million shares of Common Stock valued at $2.69 per share and the subsequent purchase by the Company of related overriding royalty interests for $800,000.

     The Company continually reviews potential acquisition opportunities (including opportunities to acquire natural gas and oil properties or related assets or entities owning natural gas and oil properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with entities owning natural gas and oil properties or related assets) and at any given time may be in various stages of evaluating such opportunities and anticipates making additional acquisitions if such properties fit into its overall business strategy. The Company does not have a budget specifically for acquisitions, however, since the timing and size of potential acquisitions cannot be predicted. As of March 15, 1999, the Company had no definitive agreements with respect to any significant acquisitions.


Natural Gas and Oil Reserves

     The following table sets forth certain information on the total proved natural gas and oil reserves, and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 1998 for the Company based on the report of Lee Keeling and Associates, Inc. The calculations which Lee Keeling and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.


                                                                             As of December 31, 1998
                                              ---------------------------------------------------------------------------------
                                                                                            Natural Gas
                                              Natural Gas                Oil                 Equivalent               PV-10%
                                                 (MMcf)                (MBbls)                (Mmcfe)            (in thousands)
                                              -----------------------------------           -----------------------------------

Proved developed reserves                          254,762                  1,523                263,900               $183,403
Proved undeveloped reserves                         51,906                    238                 53,334                 19,617
                                              -----------------------------------           -----------------------------------
  Total proved reserved                            306,668                  1,761                317,234               $203,020
                                              ===================================           ===================================

Prices used in calculating future net revenue of proved reserves as of December 31, 1998 and related PV-10 were $1.81 per Mcf of natural gas and $10.50 per barrel of oil based on average prices received by the Company during December 1998. Subsequent to December 31, 1998, average prices received for natural gas and oil decreased and have been as low as $1.40 per Mcf and $10.30 per barrel through March 1, 1999. If the March 1, 1999 prices had been used in the preparation of the Company's natural gas and oil reserves, the estimated quantities and value of such reserves would have been lower than that which is shown above.

     The Company has not filed any estimates of proved natural gas and oil reserves with any federal authority or agency other than the Securities and Exchange Commission.


Principal Areas of Operations

     The following table sets forth the principal areas of operation and estimated proved natural gas and oil reserves, PV-10 of the estimated future net revenues and percent of total PV-10 of the Company at December 31, 1998.




                                                                        Natural
                                        Oil and         Natural           Gas             PV10%            % of
                                       Condensate         Gas          Equivalent          (in            Total
Field                                   (MBbls)          (MMcf)         (MMcfe)        thousands)         PV10%
----------------------------------     ----------       -------        ---------       ----------         -----
Anadarko Basin:
 Springer Field...................        121            21,360          22,086         $ 16,763            8.3%
 Northwest Okeene/Cedardale Field.        185            35,120          36,230           25,339           12.5%
 Cement Field.....................        296            70,541          72,317           38,264           18.8%
 Mocane Laverne & Hugoton Fields..         53            15,706          16,024           11,426            5.6%
 Watonga-Chickasha................        598           100,760         104,348           73,685           36.3%

Arkoma Basin:
 Arkoma Field.....................          -            29,532          29,532           18,866            9.3%

Permian/Delaware Basin:
 Johnson Ranch/Brushy Draw........        508            11,593          14,641            9,663            4.8%
 Pecos Slope......................                       22,056          22,056            9,014            4.4%
                                        -----           -------         -------         --------          -----
Totals............................      1,761           306,668         317,234         $203,020          100.0%
                                        =====           =======         =======         ========          =====

Drilling Activity

     The following table sets forth development drilling results for the years ended December 31, 1996, 1997 and 1998. There were no exploratory wells drilled during those years.

                            1996               1997              1998
                            ----               ----              ----
                     Gross       Net      Gross      Net     Gross      Net
                     -----       ---      -----      ---     -----      ---

Productive            2.0         .5      17.0       9.9     44.0      20.4
Non-Productive        ---         --      ----       ---      2.0       1.8
                      ---         --      ----       ---     ----      ----
  Total               2.0         .5      17.0       9.9     46.0      22.2
                      ===         ==      ====       ===     ====      ====


     In the third quarter of 1997, the Company initiated a comprehensive development program and, as of March 15, 1999, had successfully drilled 62 wells, of which 59 have been completed and are producing and, at March 15, 1999, eight additional wells were at various stages of completion. The Company's 1999 development drilling program includes plans to spend approximately $16.0 to $18.0 million to drill approximately 30 to 40 wells, most of which are infill development wells on proved undeveloped locations. The Company also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. The Company expects it will spend approximately $2.0 million annually on these projects. The Company intends to devote a limited amount of capital in the future to pursue "controlled-risk" exploration opportunities by drilling on undeveloped acreage in areas in close proximity to producing properties. The Company believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

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

Operating Control Over Production Activities

     The Company operates 540 of the 952 wells in which it owns an interest, representing approximately 74% of its PV-10 as of December 31, 1998. The non-operated properties are being operated by unrelated third parties pursuant to operating agreements which are, for the most part, standard to the industry. Decisions about operations regarding non-operated properties may be determined by the outside operator rather than the Company. If the Company declines to participate in additional activities proposed by the outside operator, under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in, the activity in which it declines to participate.

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

     While updated title opinions may not always be received prior to the acquisition of a producing natural gas and oil property, title opinions on significant producing properties have historically been obtained in connection with pledging the Company's producing properties under bank loan agreements. On undeveloped leases, title opinions are usually not obtained until immediately prior to the drilling of a well on a property. Accordingly, the Company's proved undeveloped reserves may be the subject of significantly less title investigation. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of producing properties and before exploratory drilling.


Production and Sales Prices

     The Company's production of natural gas and oil is derived solely from within the United States. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements with customers. However, from time to time, the Company does enter into hedging agreements with respect to its natural gas and oil production. At December 31, 1998, the Company had entered into swap agreements relating to the sale of 60,000 Mcf per day at a floor price of $2.10 per Mcf and expiring on January 31, 1999. In March 1999, the Company entered into a hedge agreement in the form of a collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of April through October 1999. The collar places a floor of $1.65 per MMBTU and a ceiling of $2.16 per MMBTU for the effective price of natural gas received by the Company. The Company will pay the other party $0.05 per MMBTU per day over the term of the agreement.

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

     In January 1998 the Company entered into a ten-year marketing agreement with Continental Natural Gas Company ("Continental") whereby the majority of the natural gas associated with the Amoco Acquisition will be sold to Continental at current market prices adjusted for marketing and transportation fees.

     The Company's revenues, earnings and cash flows are highly dependent upon current prices for natural gas and oil. In December 1998, natural gas and oil prices received by the Company for its production were $1.81 per Mcf and $10.50 per Bbl, respectively. In general, prices of natural gas and oil are dependent upon numerous factors beyond the control of the Company, including supply and demand, competition, imports and various economic, political, environmental and regulatory developments, and accordingly, future prices of natural gas and oil may be different from prices in effect at December 31, 1998. As of March 1, 1999, prices received by the Company for natural gas had declined to $1.40 per Mcf. In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future natural gas and oil prices and demand or the overall effect they will have on the Company.

     During the year ended December 31, 1998, the Company sold approximately 50% of its gas production to Continental Natural Gas Corporation and 32% and 25% of its oil production to Sun Company Inc. and Duke Energy, Inc., respectively.

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

Operational Hazards and Insurance

     The Company maintains various types of insurance to cover its operations, including $2.0 million of general liability insurance and an additional $5.0 million of excess liability insurance. The Company's insurance does not cover every potential risk associated with the drilling and production of natural gas and oil. Coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by the Company's insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at reasonable rates.


Employees

     As of March 15, 1999 the Company had a total of 30 employees consisting of 17 production and land personnel, and 13 financial, accounting and administrative personnel, two of whom are executive officers.


Executive Office

     The Company leases approximately 11,325 square feet of space in Tulsa, Oklahoma for its corporate and administrative offices. The annual rental is approximately $143,000 and the lease expires December 31, 1999. The Company believes this facility is adequate for its present requirements.

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


Item 2 - Description of Property:

Acreage

     The following table shows the approximate gross and net acres of leasehold interests of the Company on December 31,1998.

                                                                Developed              Undeveloped Acreage
                                                                 Acreage
                                                          ----------------------      ----------------------
                       Field                               Gross          Net          Gross          Net
---------------------------------------------------       --------      --------      --------      --------
Anadarko Basin
  Springer Field...................................         7,200         4,680           150            75
  Northwest Okeene/Cedardale Field.................        66,560        51,906         1,920           274
  Cement Field.....................................        48,640        29,184         3,201           920
  Mocane Laverne & Hugoton Fields..................        93,518        49,485           420           420
  Watonga-Chickasha................................       135,680        69,196         8,157         2,850

Arkoma Basin
  Arkoma Field.....................................        74,240        18,560        ------        ------

Permian/Delaware Basin
  Johnson Ranch/Brushy Draw........................           160           120        ------        ------
  Pecos Slope......................................        12,000         9,000        ------        ------
                                                          -------       -------        ------         -----
    Totals.........................................       437,998       232,131        13,848         4,539
                                                          =======       =======        ======         =====

Productive Well Summary

     The following table sets forth by field the respective interests in productive wells owned by the Company as of December 31,1998.


                                                         Gross                 Net
Field                                                 Well Count           Well Count
------------------------------------------------      ----------           ----------
Anadarko Basin:
 Springer Field.................................           32                   15
 Northwest Okeene/Cedardale Field...............          194                  111
 Cement Field...................................           57                   16
 Mocane Laverne & Hugoton Fields................           88                   42
 Watonga-Chickasha..............................          359                  174
Arkoma Basin:
 Arkoma Field...................................          130                   24
Permian/Delaware Basin:
 Johnson Ranch/Brushy Draw......................           13                    3
 Pecos Slope....................................           79                   68
                                                          ---                  ---
Totals..........................................          952                  453
                                                          ===                  ===


Natural Gas and Oil Production

     The following table shows the approximate net natural gas and oil production attributable to the Company for the years ended December 31, 1996, 1997 and 1998.


                            YEAR ENDED DECEMBER 31,
                                                   1996       1997       1998
                                                   ----       ----       ----
 Natural gas (MMcf).............................   3,404      6,583     24,455
 Oil (MBbls)....................................     164        176        257
 Natural gas equivalent (MMcfe).................   4,388      7,639     25,997

Item 3 - Legal Proceedings:

     No legal proceedings are pending against the Company other than ordinary litigation incidental to the Company's business, the outcome of which management believes will not have a material adverse effect on the Company.


Item 4 - Submission of Matters to a Vote of Security Holders:

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                    PART II


Item 5 - Market for Common Equity and Related Security Holder Matters:

     The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol GOTH. The following table sets forth the high and low bid quotations on the NASDAQ SmallCap Market for the Company's Common Stock by calendar quarter for the period January 1,1996 through March 12,1999.


                                                      Bid
                                         -----------------------------
          Calendar Quarter                   High             Low
     --------------------------          ------------     ------------

     1997:
      First Quarter                        $  3-3/8         $ 2-3/16
      Second Quarter                       $  2-3/4         $1-11/16
      Third Quarter                        $ 3-1/16         $  1-3/4
      Fourth Quarter                       $      4         $  2-1/2

     1998:
      First Quarter                        $ 3-1/16         $1-13/16
      Second Quarter                       $  2-3/8         $1-3/16/
      Third Quarter                        $1-19/32         $   9/16
      Fourth Quarter                       $  23/32         $   7/32

     1999:
     First Quarter                         $  25/32         $  11/32
     (through March 12)

     The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 12,1999, the closing bid quotations for the Common Stock, as reported on the NASDAQ SmallCap Market, was $ 19/32.

     Because the Company's Common Stock has traded at a price below $1.00 per share for more than 30 consecutive trade dates and because, by virtue of the provision for impairment in the amount of $34.0 million in the carrying value at September 30,1998 of its oil and natural gas properties, its net tangible assets were less than $2.0 million at September 30,1998, the staff of the Nasdaq SmallCap Market advised the Company on January 26,1999 that its securities would be delisted from trading on that system. On February 1,1999, the Company requested a hearing with respect to the staff's determination which hearing has been scheduled for April 9,1999. There can be no assurance that the Company will be successful at the hearing in having the staff's determination reversed. The Company expects that if its securities are delisted from the Nasdaq SmallCap Market that such securities will be quoted and traded in the over-the-counter market.

     As of March 12,1999, the Company had 132 shareholders of record and believes that it has in excess of 500 beneficial holders. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends on its Common Stock. Under the terms of various of the Company's loan documents, the Company is prohibited from paying cash dividends on its Common Stock.

Item 6 - Management's Discussion and Analysis or Plan of Operation:

The discussion in this section of this Annual Report is intended to comply with the so called "plain-English" rule adopted by the Commission relating to the language used.

A Discussion of Our Results of Operations

General

     Our results of operations have been significantly affected by the acquisition of producing natural gas and oil properties over the last three years as well as a re-capitalization we completed in April 1998. During 1998, we completed the acquisition of a major amount of natural gas and oil assets from Amoco Corporation for a purchase price of $240.8 million. Amoco also received warrants to purchase 1.5 million shares of our common stock exercisable at $3.00 per share, which we valued at $1.2 million, and the transfer of certain producing properties having a value of less than $1.8 million. The Amoco acquisition added approximately 240.0 Bcfe of proved reserves with a PV-10 of approximately $230.1 million to our reserves as of December 31,1997. During 1997, we completed seven acquisitions of producing natural gas and oil properties for a purchase price of approximately $52.8 million. These acquisitions added approximately 102.2 Bcfe to our reserves of natural gas and oil. During 1996, we completed four acquisitions of producing oil and natural gas properties for a purchase price of approximately $34.4 million which added approximately 44.8 Bcfe to our reserves of oil and natural gas. The acquisitions were financed primarily through bank and other borrowings and the sale of equity securities.

     The recapitalization we completed on April 27, 1998 involved the following:

     . the transfer of all of our natural gas and oil properties to a wholly owned subsidiary we organized named Gothic Production Corporation

     . the sale of $235.0 million of 11 1/8% Senior Secured Notes due May 1, 2005 by Gothic Production secured by the natural gas and oil properties we transferred to Gothic Production

     . the sale by us for approximately $60.2 million of our 14 1/8% Senior Secured Discount Notes due May 1, 2006 secured by our holdings of the outstanding shares of Gothic Production

     . the sale by us to Chesapeake Energy Corporation for approximately $39.5 million of our shares of Series B Preferred Stock which had a liquidation value of $50.0 million and ten-year warrants to purchase for $0.01 per share 2,439,246 shares of our Common Stock

     . the sale to Chesapeake for approximately $20.0 million of a 50% interest in the natural gas and oil properties in the Arkoma Basin we transferred to Gothic Production

     . the execution by us of a participation agreement with Chesapeake granting a 50% interest in the undeveloped acreage of Gothic Production for $10.5 million

     . the repayment or refinancing of substantially all of our debt and preferred securities outstanding

     The report of our independent accountants, PricewaterhouseCoopers LLP, dated March 12, 1999, contains an additional paragraph wherein they point out that we have suffered recurring losses from operations and we have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our plans in regard to the matters referred by our independent accountants include the following:

     . Based upon the prices we have been receiving for natural gas and oil since the beginning of 1999, we believe that in order to meet a portion of the cash interest payments on our outstanding indebtedness we will need to borrow under our bank credit facility.

     . Our ability to borrow under our bank credit facility is dependent upon our ability to be in continuing compliance with its terms.

     . During 1998 we required waivers from the bank on three occasions with respect to our compliance with a minimum interest coverage ratio contained in the bank credit facility.

     . We expect to need further waivers of this provision throughout 1999 and believe that such waivers by the bank will be forthcoming.

     . On the basis of our belief as to the availability of these bank waivers throughout 1999, we believe we will be able to meet all cash interest payments we are required to make in 1999.

     As we describe in more detail below, during the year ended December 31, 1998, we made a $76.0 million pre-tax provision for impairment of our natural gas and oil properties because of the drop in natural gas and oil prices during the last half of 1998. Further declines in prevailing prices subsequent to December 31, 1998 may give rise to a further provision for impairment of our properties.

Natural Gas and Oil Production, Revenue and Price History


     The table below reflects certain of our summary operating data for the periods presented:

                                        1996           1997           1998
                                     ----------     ----------     ----------

Net Production:
  Oil (Mbls)                                164            176            257
  Natural Gas (Mmcf)                      3,404          6,583         24,455
  Natural Gas Equivalent (Mmcfe)          4,388          7,639         25,997

Oil and Natural Gas Sales:
  Oil                                $    3,488     $    3,551     $    3,469
  Natural Gas                             6,897         13,867         47,245
                                     ----------     ----------     ----------
  Total                              $   10,385     $   17,418     $   50,714
                                     ==========     ==========     ==========

Average Sales Price:
  Oil (Bbl)                          $    21.27     $    20.18     $    13.50
  Natural gas (Mcf)                        2.03           2.11           1.93
  Natural gas equivalent (Mcfe)            2.37           2.28           1.95


Expenses ($ per Mcfe):
  Lease Operating (1)                $     0.85     $     0.73     $     0.38
  General and Administrative               0.41           0.30           0.14
  Depreciation, Depletion and
    Amortization (2)                       0.64           0.72           0.91

--------------------

(1) These amounts include lease operating costs and production taxes and are net of well operator overhead reimbursement which are billed to the owners of the working interests and recorded as well operations revenue.
(2) These amounts represent depreciation, depletion and amortization of oil and natural gas properties only.

A Comparison of Operating Results For The Years Ended December 31, 1998 and December 31, 1997

     Our revenues were $53.0 million for the year 1998 as compared to $23.3 million for the year 1997. This represents a 127% increase in total revenue for 1998. Natural gas and oil sales for the year ended 1998 increased $33.3 million to $50.7 million compared to $17.4 million in 1997, or an increase of 191%. Of the 1998 revenues, $3.5 million was from oil sales and $47.2 million was from natural gas sales. In 1997, we had $3.6 million from oil sales and $13.9 million from natural gas sales. The increase in our natural gas and oil sales was primarily the result of a 271% increase in natural gas production and a 46% increase in oil production for 1998 when compared to 1997. The increase in volumes of oil and natural gas sold resulted primarily from the natural gas and oil properties acquired from Amoco in January 1998 and from the acquisitions we completed in 1997. Our oil sales in 1998 were based on the sale of 257,000 barrels at an average price of $13.50 per barrel as compared to 176,000 barrels at an average price of $20.18 per barrel in 1997. Natural gas sales in 1998 were based on the sale of 24,455,000 mcf at an average price of $1.93 per mcf compared to 6,583,000 mcf at an average price of $2.11 per mcf in 1997. Also included in our 1997 revenues is $4.6 million from the gas gathering system, processing plant and storage facility that we acquired in January 1997. These assets, as well as gas processing and gathering system assets included with the assets acquired from Amoco, were sold in January 1998 for $6.0 million.

     We incurred lease operating expenses during 1998 of $12.1 million compared with lease operating expenses of $6.9 million for 1997. Our lease operating expenses include approximately $3.5 million and $1.3 million in production taxes which we incurred from our share of production in 1998 and 1997, respectively. This increase in lease operating expenses is primarily because of the 240% increase in our natural gas and oil production (on an Mcfe basis) resulting primarily from the acquisitions we completed. Our lease operating expenses as a percentage of natural gas and oil sales decreased to 24% in 1998 as compared to 40% in 1997. Lease operating expenses per Mcfe decreased to $0.38 for 1998 compared to $0.73 in 1997. Both of these decreases we believe are due to our use of telemetry and other more efficient means of operating our properties that we acquired as part of our transaction with Amoco in early 1998.

     Our depreciation, depletion and amortization expense was $24.0 million for 1998 as compared to $5.8 million for 1997. The increase was primarily the result of the increased production associated with the acquisitions we completed.

     Our general and administrative costs were $3.6 million for 1998 as compared to $2.3 million for 1997. This increase was primarily the result of personnel we added and other costs we incurred related to the Amoco acquisition and the administrative costs incurred in operating the wells acquired. Although our general and administrative costs increased $1.3 million during 1998, the costs per Mcfe decreased from $0.30 in 1997 to $0.14 in 1998.

     We account for our oil and gas exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our natural gas and oil reserves are estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantelment and abandonment costs, net of salvage values. In the event the unamortized cost of the natural gas and oil properties we are amortizing exceeds the full cost ceiling as defined by the Commission, we charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our natural gas and oil properties. Changes in our estimates or declines in prevailing natural gas and oil prices could cause us to reduce in the near term our carrying value of our natural gas and oil properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.

     During the year ended December 31, 1998, we made a $76.0 million pre-tax provision for impairment of our natural gas and oil properties because of the drop in natural gas and oil prices during the last half of 1998. Our full cost ceiling at December 31, 1998 was based on natural gas prices received at the time of $1.81 per Mcf and oil prices received of $10.50 per Bbl. This provision resulted from a full cost ceiling write-down. The write-down is shown in our balance sheet as a reduction of the cost of natural gas and oil properties. Subsequent to December 31, 1998, there was a further decline in natural gas prices. At March 1, 1999, the natural gas price which we received declined to approximately $1.40 per Mcf. If we had used the March 1, 1998 prices in this evaluation, we would have made an additional provision of approximately $60.0 million. Based on rules promulgated by the Securities and Exchange Comission, we evaluate any impairment of our natural gas and oil properties, based on prevailing prices as of the end of each quarter. The actual amount of any additional impairment resulting from further declines in prevailing prices will not be determined until the end of the first quarter of 1999.

     We evaluate natural gas and oil reserve acquisition opportunities in light of many factors only a portion of which may be reflected in the amount of proved natural gas and oil reserves that we propose to acquire. In determining the purchase price to be offered, we do not solely rely on proved oil and gas reserves or the value of such reserves determined in accordance with Rule 4-10 of Regulation S-X adopted by the Commission. Factors we consider include the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that we believe can be made in us operating the producing properties, the additional reserves that we believe can be proven relatively inexpensively based on our knowledge of the area where the interests are located and existing producing properties we own. We may also consider other factors if appropriate. We may conclude that an acquisition is favorable even if there may be a full cost ceiling write-down associated with it based on other factors we believe are important. We do not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and at year end for all of our properties included in our cost center and is based on prices for oil and gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. We review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of natural gas and oil, anticipated future prices for natural gas and oil, the factors described above as well as other factors that may relate to the specific properties under review.

     Our interest and debt issuance costs were $35.4 million for 1998 as compared to $8.8 million for 1997. This increase was primarily because of interest on our 11 1/8% Senior Secured Notes which were issued in April 1998 by Gothic Production, interest on our 14-1/8% Senior Secured Discount Notes which we issued in April 1998, and amortization of the costs incurred to complete the sale of these notes and amendments to our bank credit facility. We incurred interest costs of $5.4 million with our bank, $4.2 million related to our 12 1/4% Senior Notes, which were refinanced on April 27, 1998, $17.7 million related to our 11 1/8% Senior Secured Notes, $6.0 million related to our 14 1/8% Senior Secured Discount Notes, $2.0 million as amortization of loan costs and $106,000 with other parties.

     We recorded an extraordinary loss on the early extinguishment of debt in the amount of $31.5 million during 1998 compared to a similar charge of $907,000 in 1997. The 1998 amount reflects the payment of $20.8 million in consent fees, $6.3 million in the write-off of unamortized discount and debt issuance costs and $4.4 million in unamortized bank loan costs.

We obtained consents to the amendment of the terms of our 12 1/4% Senior Notes in early 1998 prior to repaying the notes and also prepaid our bank credit facility in April 1998.

     We also recognized $10.7 million in preferred dividends and amortization of preferred discount on our Series A and Series B Convertible Preferred Stock during 1998, compared to the payment of $264,000 in preferred dividends in 1997. Our shares of preferred stock on which we paid dividends in 1997 were all converted into Common Stock by the end of 1997. The preferred dividends paid in 1998 included a 14% annual dividend rate for three months on the Series A Preferred Stock and a 12 % annual dividend rate for approximately eight months on the Series B Preferred Stock. We had preferred dividends and amortization of preferred discount in 1998 of which $3.9 million was the write-off of discount costs which resulted from the redemption of the Series A Preferred Stock in April 1998. Also, $1.2 million relates to eight months of amortization of the discount resulting from the sale of the Series B Preferred Stock and the related warrants.

     Our profitability and revenues are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Natural gas prices have fluctuated significantly over the past twelve months.

     We use the sales method for recording natural gas sales. Our oil and condensate production is sold, title passed, and revenue recognized at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in our industry. Sales of gas applicable to our interest in producing natural gas and oil wells are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time the excess is recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of our business in the operation of our gas wells as a consequence of operational factors.

     At December 31, 1998, we had a gas balancing asset of $1.6 million and a gas balancing liability of $3.9 million. The balances that existed at December 31, 1998, except for possible immaterial amounts, were not the result of producing operations we conducted but related to the assets we acquired. It is not our policy to operate wells in such a manner that imbalances are created. We expect that the imbalances that existed at December 31, 1998 will be settled upon abandonment of the wells or will be reflected in the price if the respective well interest is sold prior to then.


Matters Relating to Our Liquidity and Capital Resources

General

     Since 1994, our principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following reflects our comparative cash flows for the years ended December 31, 1997 and 1998:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       1997             1998
                                                   ------------     ------------
                                                           (in thousands)
                                                   -----------------------------


     Net cash provided by operating activities        $ 7,069         $ 11,567
     Net cash used in investing activities             86,168          191,375
     Net cash provided by financing activities         95,614          165,375


     Our net cash provided by operations increased to $11.6 million for 1998 as compared to net cash provided of $7.1 million for 1997. The improved operating cash flows for 1998 relate primarily to the significant increase in income from operations before non-cash charges resulting from the Amoco acquisition and the acquisitions completed in 1997, partially offset by the interest costs and changes in working capital.

     We used $191.4 million of net cash in investing activities for 1998 compared to net cash used of $86.2 million in 1997. This increase was primarily because of the cash paid of $217.0 million to complete the Amoco acquisition and well enhancement costs of approximately $18.4 million. These were partially offset by proceeds of $20.0 million received from the sale of half of our interest in the Arkoma Basin to Chesapeake, $10.5 million received from Chesapeake for the right to participate in up to 50% of substantially all of our undeveloped acreage, $6.0 million received from Chesapeake from the sale of interests in certain natural gas and oil properties, $6.0 million received from the sale of our gas gathering and processing system and $1.5 million received from the sale of interests in other natural gas and oil properties during 1998.

     Our net cash provided by financing activities for 1998 was $165.4 million compared to $95.6 million provided in 1997. The 1998 amount includes proceeds from short and long-term debt related to the Amoco acquisition and the subsequent recapitalization of $431.3 million and proceeds from the issuance of our Series A and Series B Preferred Stock of $73.5 million, partially offset by the redemption of the Series A Preferred Stock and accrued dividends for $40.8 million, payment of $38.5 million in 12 1/4% Senior Notes consent fees and other bank and offering fees and payments of short and long-term debt of $259.9 million.


How We Have Financed Our Acquisitions

     We have had a series of credit facilities in existence with Bank One, Texas, N.A. commencing in January 1996. Borrowings under these credit facilities were used to finance the payment of all or a substantial portion of the purchase price for the acquisitions of natural gas and oil properties we acquired since early 1996. The proceeds from the sale of equity securities financed substantially all of the balance. At present, the credit facility, with Gothic Production as the borrower and the parent corporation as the guarantor, permits borrowings from time to time in the amount of up to $20.1 million. Interest on borrowings is payable monthly at the bank's base rate, as determined from time to time. All outstanding borrowings are due on April 30, 2001, the maturity date, when the credit facility ends. Borrowings under the credit facility are secured by a senior lien on the natural gas and oil assets owned by Gothic Production. As of December 31, 1998, no borrowings were outstanding under this credit facility.

     In September 1997, we sold our 12 1/4% Senior Notes for $100.0 million. The net proceeds were used to complete the acquisition of natural gas and oil properties and repay outstanding indebtedness, including $48.0 million outstanding under a credit facility at the time.

     The long-term financing to fund the repayment of bank and other acquisition financing incurred to complete our acquisition of the natural gas and oil properties from Amoco in January 1998 was obtained in a recapitalization we completed on April 27, 1998 and which we have described above. The recapitalization, included the sale of the 11 1/8% Senior Secured Notes of Gothic Production, the 14 1/8% Senior Secured Discount Notes by the parent corporation, the sale of the Series B Preferred Stock and the sale of certain assets and participation rights in assets. We realized a total of $354.7 million from these transactions. We used these funds as follows:

     . to repay in full our outstanding bank indebtedness of $206.4 million which had been incurred to fund the acquisition of the Amoco assets,

     . to prepay our outstanding 12 1/4% Senior Notes which we issued in September 1997 and interest in the total amount of $102.3 million,

     . to redeem for $38.7 million our outstanding Series A Preferred Stock we issued in January 1998 to provide interim financing to complete the acquisition of the Amoco assets, and

     . to pay fees and expenses relating to the recapitalization of approximately $4.2 million.

     Our bank credit facility and outstanding notes contain numerous affirmative and negative covenants. We must be in compliance with the bank credit facility in order to borrow funds. In addition, the breach of certain covenants could cause our outstanding indebtedness to the bank to become immediately due and payable. We are also required to be in compliance with the affirmative and negative covenants under our outstanding notes. If we fail to remain in compliance with these covenants under our notes the indebtedness may become immediately due and payable. If either our bank indebtedness or outstanding notes should become immediately due and payable, under the cross-default terms of these debt instruments, the other outstanding indebtedness would become immediately due and payable. This could result in an aggregate of $301.2 million of indebtedness being immediately due and payable.

     On three occasions in 1998 - June 30, September 30 and December 31, 1998 - we were not in compliance with one of the covenants in our bank credit facility. This covenant requires us to have at the end of each quarter a minimum interest coverage ratio of 1.5 to 1.0. On each occasion, we received a waiver from the bank. However, without the waiver we would have been unable to borrow funds under the credit facility and had any borrowings been outstanding, the bank had the right to demand immediate payment. Commencing March 31, 1999, the interest coverage ratio increases to 2.0 to 1.0. We anticipate requiring another waiver from the bank with respect to compliance with this covenant throughout 1999.

Future Capital Requirements and Resources

     Our capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because our natural gas and oil reserves are depleted by production over time, the success of our business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, we are dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. At year end, we had no borrowings outstanding under our credit facility. However, we currently have $1.5 million outstanding. Under our bank credit facility, we have a current borrowing availability of $20.1 million.


The Effect on Us of Changes in Prices and Inflation

     Our revenues and the value of our natural gas and oil properties are affected by changes in the prevailing prices for natural gas and oil. Natural gas and oil prices are subject to seasonal and other fluctuations that are beyond our control and ability to predict.

     From time to time, we hedge the natural gas prices we receive through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of natural gas and crude oil on our operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with these commodity swap agreements, we may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the well head and NYMEX prices. Through the use of commodity price and basis swap agreements, we can fix the price we receive for specified amounts of production to the commodity swap price less the basis swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of natural gas and crude oil sales. We do not acquire, hold or issue financial instruments for trading purposes.

     While the use of hedging arrangements limits our downside risk on downward price movements, it may also limit our future gains from upward movements. All hedging is accomplished under agreements based upon industry standard forms. We address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. We have not been required to provide collateral relating to our hedging activities.

     Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during 1998.


Year 2000 Computer Issues

     The Year 2000 computer issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations.

     We initiated a comprehensive assessment of our information technology and non-information technology systems to ensure that our systems either will be unaffected by the year 2000 issue or will be upgraded to enable compliance with Year 2000 standards. In general, our information technology computer systems consist of our office computer network and financial management software. Our other computer systems, which are non-information technology, consist of certain office equipment and other systems associated with our natural gas and oil properties. We are also evaluating the Year 2000 compliance by our customers and suppliers to ascertain the potential impact on us of the extent of our customers and suppliers compliance with Year 2000 issues.

     We began an in-house assessment of our year 2000 problem with respect to our information technology systems in mid 1997. Since that time, we have upgraded all of our financial management software to newer versions which are Year 2000 compliant. In addition, we have replaced nearly all of our information technology hardware so that this hardware is now Year 2000 compliant. To date the cost of the upgrade and of this software and hardware has been approximately $60,000.

     Additionally, we have assessed our non-information technology systems which consist primarily of embedded technology at our Watonga, Oklahoma field office and the production telemetry equipment used on our operated wellsites. We believe that our non-information technology systems will be Year 2000 compliant by June 1999 without any material costs.

     We are conducting an assessment of Year 2000 exposures related to our suppliers and customers. We have identified our key customers and suppliers and have requested information as to the Year 2000 compliance of such customers. Although no contingency plans have been developed to date, we will begin to formulate such plans as we ascertain the preparedness of our customers and suppliers.

     We anticipate that all of our internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999. We believe that the total costs associated with modifying our existing systems will not have a material adverse effect on our results of operations or financial condition. Nonetheless, if all Year 2000 issues are not adequately assessed or if the necessary remedial efforts are not implemented on a timely basis, we may not be Year 2000 compliant which, in turn, could have a material adverse effect on our business, operating results or financial condition. In addition, our operations may be disrupted in the event our suppliers or service providers are not Year 2000 compliant and such failure could have a material adverse effect on our business, operating results or financial condition.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters we have discussed above and elsewhere in this Annual Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements we discuss in this Annual Report appear in various places including under the headings: (i) "A Discussion of Our Results of Operations -- General" as to our ability to borrow under our bank credit facility throughout 1999 and our ability to obtain waivers from the bank, (ii) "A Comparison of Operating Results For The Year Ended December 31, 1998 and December 31, 1997" relating to our dependence for profits and revenues on prevailing spot market prices for oil and gas, (iii) "Changes in Prices and Inflation" as to the impact of inflation on us, and (iv) "Matters Relating to Our Liquidity and Capital Resources" as to our capital requirements, business strategy, our ability to continue as a going concern, ability to attain and maintain profitability and cash flow, dependence upon the acquisition of and ability to acquire additional oil and gas properties or entering into joint oil and gas well development arrangements, access to debt and equity capital and availability of joint venture development arrangements, estimates as to our needs for additional capital and the times at which additional capital will be required, expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, ability to identify and integrate successfully any additional producing oil and gas properties we acquire and whether such properties can be operated profitably, ability to maintain compliance with covenants of our various loan documents and other agreements pursuant to which we have issued securities and obtain waivers when and as required, our ability to borrow funds or maintain levels of borrowing availability under our credit arrangements, statements about Proved Reserves or borrowing availability based on Proved Reserves and future net cash flows and their present value.

     We want to caution readers that the risk factors described below, as well as those described elsewhere in this Annual Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.


Substantial Indebtedness


     At December 31, 1998, we had $301.2 million of long-term indebtedness as compared to a negative stockholders' equity of $83.9 million. This level of indebtedness may pose substantial risks to us and the holders of our securities. These risks would include the possibility that we may not generate sufficient cash flow to pay the principal of and interest on our indebtedness and the risk of default thereunder. Our historical earnings were insufficient to cover our fixed charges, including preferred dividends, by $108.9 million and $3.9 million for 1998 and 1997. If we are unsuccessful in increasing our proved reserves or realizing production from our proved undeveloped reserves, our future net revenue from existing proved reserves may not be sufficient to pay the principal of and interest on our indebtedness in accordance with their terms. Our levels of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities. The agreements under which our indebtedness is outstanding contain financial and other restrictive covenants which could limit our operating and financial flexibility and, if violated, would result in an event of default which could preclude our access to credit under our bank credit facility or otherwise have a material adverse effect on us. A default under our bank credit facility or other loan documents could lead to a foreclosure against the assets that collateralize such indebtedness. In addition, the terms of our indebtedness contain provisions whereby a default under one loan agreement may also constitute a default under other indebtedness. If we should default under the terms of one loan agreement such default could also constitute an event of default under other indebtedness which could result in all of such indebtedness becoming immediately due and payable. There are currently no defaults under any of our outstanding indebtedness. We were not in compliance with the minimum interest coverage ratio of 1.5 to 1.0 as of June 30, 1998, September 30, 1998 and December 31, 1998. On each occasion, we received a waiver from the bank relating to compliance with that ratio. Commencing March 31, 1999, this interest coverage ratio increases to
2.0 to 1.0. We anticipate requiring further waivers from the bank throughout 1999 with respect to our compliance with this covenant.

Auditors Report;  Uncertainty as to Going Concern; Financial Statement
Presentation

     The report of our independent accountants, PricewaterhouseCoopers LLP, dated March 12, 1999, contains an additional paragraph wherein they point out that we have suffered recurring losses from operations and we have a net capital deficiency. The report states that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our financial statements do not include any adjustments that would be necessary if we were not to continue as a going concern.

     Our ability to continue as a going concern makes us substantially dependent on our ability to meet our obligations to pay interest on our outstanding indebtedness. Because of depressed market prices for natural gas and oil, during 1999 management intends to use borrowings under its credit facility to meet a portion of our cash interest payments. If we are unable to obtain waivers from the bank as to compliance with the minimum interest coverage ratio described above under "Substantial Indebtedness" or possibly other covenants in our credit facility we would be unable to borrow funds under the credit facility. Our inability to borrow funds under our credit facility could cause us to be unable to pay interest on our other outstanding indebtedness. A failure to pay interest on our other outstanding indebtedness would be a default causing all of that indebtedness to be immediately due and payable. Under cross-default provisions under our existing agreements relating to our indebtedness, a default under one loan is likely to result in a default under all our loans. This would make all our indebtedness immediately due and payable. We expect to be able to obtain the necessary waivers from the bank throughout 1999 and be able to borrow the necessary funds that may be required to meet our interest payments.


Volatility of Natural Gas and Oil Prices; Full Cost Write Down


     Our revenues, profitability, cash flow, ability to service debt and future growth will be substantially dependent on prevailing prices for natural gas and oil. The amounts of and prices obtainable for our natural gas and oil production will be affected by market factors beyond our control. These include the extent of domestic production, the level of imports of foreign natural gas and oil, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the natural gas and oil industry, among other factors. Prices for natural gas and oil are subject to worldwide fluctuation in response to relatively minor changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Any significant decline in natural gas and oil prices would have a material adverse effect on us, including our inability to fund planned operations and capital expenditures, write downs of the carrying value of our natural gas and oil properties, and our inability to meet debt service requirements resulting in defaults under bank loans and other indebtedness. In addition, the marketability of our natural gas and oil production will depend in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities.

     The declines in natural gas and oil prices since mid-1998 have adversely affected our cash flows from operations. On December 31, 1998, the prices of natural gas and oil we received and upon which our reserves were determined had decreased to $1.81 per mcf and $10.50 per barrel, resulting in a full cost ceiling write-down of $76.0 million for the year ended December 31, 1998. Subsequent to December 31, 1998, the natural gas industry experienced a further decline in natural gas prices. At March 1, 1999 the natural gas price which we received fell to approximately $1.40 per Mcf. If we had used the March 1, 1999 prices in this evaluation, we would have made an additional provision of approximately $60.0 million. Based on rules promulgated by the SEC, we evaluate any impairment of our natural gas and oil properties based on prevailing prices as of the end of each quarter. The actual amount of any additional impairment resulting from this further decline in prevailing prices, will not be determinable until the end of the first quarter of 1999.


Restrictions Imposed by Lenders


     The instruments governing our indebtedness impose significant operating and financial restrictions on us. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions could also limit our ability to effect future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of such indebtedness. In the event of default, the holders of such indebtedness could elect to declare all of those funds borrowed to be due and payable together with accrued and unpaid interest. In such event, there can be no assurance that we would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. If our wholly owned operating subsidiary, Gothic Production Corporation ("GPC") were unable to repay all amounts declared due and payable under its bank credit facility or its Senior Secured Notes, the lenders could proceed against the collateral granted by GPC to satisfy the indebtedness and other obligations due and payable. If the bank credit facility indebtedness or the Senior Secured Notes of GPC were to be accelerated to become immediately due and payable, there can be no assurance that the assets of GPC would be sufficient to repay in full such indebtedness and our other indebtedness. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to us. In addition, the obligations under the bank credit facility and GPC's Senior Secured Notes are secured by substantially all of the assets of GPC. The pledge of such collateral to existing lenders could impair our ability to obtain favorable financing from other sources.


Ability to Manage Growth


     Although individual members of our management have significant experience in the natural gas and oil industry, we have been engaged in the natural gas and oil business for less than four years and have a limited operating history upon which investors may base their evaluation of our performance. As a result of our brief operating history and rapid growth, our operating results from historical periods are not readily comparable and, as a consequence of the Amoco acquisition, are not expected to be indicative of future results. There can be no assurance that we will continue to experience growth in, or maintain our current level of, revenues, natural gas and oil reserves or production. Our natural gas and oil operations to date have focused on the acquisition of producing natural gas and oil properties. Our business plan and reserve reports include the drilling of approximately 30 to 40 development wells during 1999 at an estimated cost of between $16.0 million and $18.0 million.

     The Amoco acquisition and any future growth of our natural gas and oil reserves, production and operations will place significant demands on our operational, administrative and financial resources, and the increased scope of operations will present challenges to us due to increased management time and resources required. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

Limitation on the Payment of Funds to us by GPC

     Our cash flow, and consequently our ability to pay dividends and to service our debt, is dependent upon the cash flows of GPC and the payment of funds by GPC to us, as its parent corporation, in the form of loans, dividends, or otherwise. The terms of our outstanding indebtedness impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by GPC to us. Under the terms of our outstanding indebtedness, subject to certain restrictions, GPC is permitted to pay dividends to us equal to the semi-annual interest payments due on our Discount Notes; provided that upon a notice of default or event of default under the terms of our outstanding indebtedness, GPC will be prohibited from paying such dividends until the date such default or event of default is cured or waived. Accordingly, in such an event, repayment of the Discount Notes may depend upon our ability to effect an offering of capital stock or to refinance the Discount Notes. A default under the Discount Notes or any other outstanding indebtedness would have a material adverse effect on holders of our common stock.


Risk of Hedging Activities


     In an attempt to reduce our sensitivity to energy price volatility, we use swap arrangements that generally result in a fixed price for sales of its natural gas and oil production over periods of up to 12 months. If our reserves are not produced at rates equivalent to the hedged position, we would be required to satisfy our obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. Hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. In addition, hedging contracts are subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant non-performance could have a material adverse financial effect on us. These arrangements provide for us to exchange a floating market price for a fixed contract price. Payments are made by us when the floating price exceeds the fixed price for a contract month and payments are received when the fixed price exceeds the floating price. Settlements on these swaps are based on the difference between the approximate average closing NYMEX price for a contract month and the fixed contract price for the same month.

     We were required under the terms of our credit facility in effect prior to our recapitalization in April 1998 to enter into hedging agreements covering a portion of our natural gas production. Because of this hedging activity, our financial risk resulting from possible declines in the price of natural gas was reduced; however, our ability to benefit from increases in the price of natural gas was limited. While we are no longer required under the terms of our bank loan agreement to maintain any minimum amounts of hedging agreements, we expect we will continue to enter into such agreements in the future. Any reduction in our hedging activity will subject us to more significant fluctuations in production revenues resulting from price volatility.

     During 1998, we had swap agreements relating to the sale of 5,000 Mcf per day at a price of $2.55 per Mcf and 15,000 Mcf per day at a price of $2.45 per Mcf during the period January 1, 1998 through March 31, 1998. In February 1998, we entered into swap agreements relating to the sale of 62,000 Mcf per day during the period April 1, 1998 through October 31,1998 at an average price of $2.09 per Mcf. Swap agreements relating to 7,000 Mcf per day were cancelled in June 1998. Of the remaining 55,000 Mcf per day, 25,000 Mcf per day was subject to a "call spread" agreement which provided that we receive additional payments if the actual sales price of natural gas is between $2.30 and $2.70 per Mcf during the period. The swap agreements for the period April through October 1998 covered approximately 80% of our natural gas production. In addition, we entered into a swap agreement relating to the sale of 60,000 Mcf per day at a "floor" price of $2.10 per Mcf during the period November 1998 through January 1999, and we entered into a swap agreement for the month of December 1998 relating to the sale of 40,000 MMBTU per day at a price of $2.345 per MMBTU.

     In March 1999, we entered into a hedge agreement in the form of a collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of April through October 1999. The collar places a floor of $1.65 per MMBTU and a ceiling of $2.16 per MMBTU for the effective price we receive for natural gas. If the NYMEX price of natural gas should fall below $1.65 per MMBTU during the term of the collar agreement, we will be paid the difference by the other party to the agreement on account of gas we sell below $1.65 per MMBTU. If the NYMEX price of natural gas should rise above $2.16 per MMBTU during the term of the collar agreement, we must pay the difference to the other party to the agreement on account of gas we sell above $2.16 per MMBTU. For its risk assumed, we have agreed to pay the other party to the agreement $0.05 per MMBTU per day over the term of the agreement, payable monthly.

Need to Replace Reserves


     Our success is substantially dependent on our ability to replace and expand our natural gas and oil reserves through the acquisition of producing properties and the exploitation and development of our properties. These activities involve substantial risk. Without successful acquisition or drilling ventures, we will be unable to replace the reserves being depleted by production, and our assets and revenues, including the reserves, will decline. Our strategy includes increasing our reserve base through continued exploitation of our existing properties, exploration of new and existing properties and acquisitions of producing properties. There can be no assurance that our acquisition and development activities will result in the replacement of, or additions to, our reserves. Similarly, there can be no assurance that we will have sufficient capital to engage in our acquisition or development activities. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact, and as estimates their accuracy is inherently uncertain.


Acquisition Risks


     Our rapid growth since we commenced natural gas and oil operations has been largely the result of acquisitions of producing properties. We expect to continue to evaluate and pursue acquisition opportunities available on terms our management considers favorable. The successful acquisition of producing properties requires an assessment of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review of the subject properties we believe to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. We generally assume pre-closing liabilities, including environmental liabilities, and generally acquire interests in the properties on an "as is" basis. With respect to our acquisitions to date, we have no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that our acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on us.


Drilling and Operating Risks


     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control. These include economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations or financial condition.

     In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, pollution and other physical and environmental risks are inherent in natural gas and oil exploration and production. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As a protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses, as is common in the natural gas and oil industry. We do not fully insure against all risks associated with our business either because such insurance is not available or because the cost thereof is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.


Uncertainty of Estimates of Reserves and Future Net Revenues; Significant Undeveloped Reserves

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control. Information as to our reserves represents estimates based on reports prepared by our independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved natural gas and oil reserves is based upon engineering estimates derived after analysis of information we furnished or the operator of the property furnished. Estimates of economically recoverable natural gas and oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions. These include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future natural gas and oil prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs. All of these may in fact vary considerably from actual results. Natural gas and oil prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected from the properties which are prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Approximately 10% of our estimated PV-10 of proved reserves as of December 31, 1998 are classified as undeveloped. Either changes in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.


Future Capital Requirements


     We have made, and will continue to make, substantial capital expenditures for the acquisition, development and production of natural gas and oil reserves, particularly since a portion of our proved reserves consists of proved undeveloped reserves which require significant capital expenditures to develop. We have budgeted capital expenditures of approximately $16.0 to $18.0 million for the year ending December 31, 1999. We are not contractually committed to expend these funds. We currently expect that available cash, cash flows from operations, proceeds from the private or public sale of debt or equity securities, borrowings under the bank credit facility, and sales of certain natural gas and oil properties will be sufficient to fund our debt service requirements and planned capital expenditures for our existing properties through 1999. However, we may need to raise additional capital to fund acquisitions and the development of properties acquired, which capital may not be available to us.

     Under the terms of our transaction with Chesapeake entered into in April 1998, both Chesapeake and we are permitted to designate acreage for development drilling by giving written notice to the other party. In order for us to participate in any drilling proposals submitted by Chesapeake in the acreage which is the subject of our participation agreement, we will need to have available sufficient funds or borrowing availability to participate in the proposed drilling activity. Certain terms of the participation agreement limit the number of wells to be proposed by either party to the amount that would require capital expenditures by us of $15.0 million in 1998 and $25.0 million in 1999. In the event we should not have funds available at the time, our interest in the well could be forfeited.

     We may seek additional capital, if required, from traditional reserve base borrowing, equity and debt offerings or joint ventures to further develop and exploit our properties and to acquire additional properties, subject to the limitations contained in the terms of our outstanding indebtedness. Our ability to access additional capital will depend on our continued success in developing our natural gas and oil reserves and the status of the capital markets at the time such capital is required. Accordingly, there can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us. Should we be unable to access the capital markets or should sufficient capital not be available, the development and exploitation of our properties could be delayed or reduced and, accordingly, natural gas and oil revenues and operating results may be adversely affected.


Reliance on Key Personnel


     We are dependent upon the services of our Chief Executive Officer and President, Michael Paulk. The loss of his services could have a material adverse effect on us. We have entered into an employment agreement with Mr. Paulk, with a current expiration date of December 31, 2001. In addition, we have obtained a policy of life insurance on Mr. Paulk in the amount of $1.0 million, naming GPC as beneficiary.


Governmental Regulation


     Our operations are affected by extensive regulation under various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of natural gas and oil and the release of materials into the environment. In particular, our natural gas and oil exploration, development and production and our activities in connection with storage and transportation of liquid hydrocarbons are subject to stringent environmental regulation by governmental authorities. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning natural gas and oil wells and other related facilities.

     Although we believe that our operations are in general compliance with all such laws and regulations, including applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in natural gas and oil operations. There can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations, could result in substantial costs and liabilities in the future.

     The discharge of natural gas, oil or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties, It may require us to incur substantial costs of remediation. Moreover, we have agreed to indemnify sellers of producing properties purchased by us, including Amoco Corporation, among others, against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition or that material indemnity claims will not arise against us with respect to properties we acquired.


Competition


     The natural gas and oil industry is highly competitive. We compete with other companies in acquisitions and the development, production and marketing of natural gas and oil with major oil companies, other independent natural gas and oil concerns, and individual producers and operators. Many of these competitors have substantially greater financial and other resources than we have. Furthermore, the natural gas and oil industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers.


Item 7 - Financial Statements:

     The response to this Item is included in a separate section of this report. See page F-1.



Item 8 - Changes in and Disagreements on Accounting and Financial Disclosure:

     During the two fiscal years ended December 31, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III
                                    --------

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

     Directors and Executive Officers. The Directors and executive officers of the Company, certain significant employees, their ages and positions with the Company are as follows:

     Name                   Age     Position With Company
     ----                   ---     ---------------------
     John J. Fleming        59      Chairman of the Board and Director
     Michael K. Paulk       50      President and Director
     Steven P. Ensz         47      Vice-President, Finance and Chief Financial
                                    Officer
     Brian E. Bayley        46      Director
     James S. Blair         46      Vice-President, Corporate Development
     Bennett G. Shelton     41      Vice-President of Land and Contract
                                    Administration
     Richard O. Mulford     45      Vice-President of Operations
     Robert G. Snead        60      Geologist
     John Coughlon          41      Geologist
     David Evans            42      Petroleum Engineer
     R.L. Hilbun            50      Full-Time Consultant, Drilling and
                                    Completion Engineer
     R. Andrew McGuire      32      Controller


     John J. Fleming: Mr. Fleming was elected a Director of the Company in October 1994. Mr. Fleming is currently President of Bonanza Energy Ltd., engaged in oil and gas exploration and diversified investments. From August 1995 through December 1998, he was Chairman, President and Chief Executive Officer of Profco Resources Ltd., engaged in oil and gas exploration. In December 1998, it merged with GHP Exploration Ltd. to form TransAtlantic Petroleum Corp. Mr. Fleming was Chairman of the Board of American Natural Energy Corporation ("ANEC") from August 1993 to July 1994. He has been involved in the oil and gas industry as president, chairman or chief executive officer of a number of corporations for more than the past fifteen years. Mr. Fleming is also a Director of Imco Recycling Inc., Newfoundland Capital Corporation, CHC Helicopter Corporation, TransAtlantic Petroleum Corp., and Poco Petroleum Ltd.

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

     Brian E. Bayley: Mr. Bayley was elected a Director of the Company in February 1996. He has been President of Quest Management Corp., a private management company, since December 1996, and of Quest Ventures Ltd., a private merchant banking company, since December 1996. Prior to April 1997, Mr. Bayley held a variety of positions with Quest Oil & Gas Inc., including Vice President, Corporate Administration from September 1986 to October 1990, President and Chief Executive Officer from October 1990 to October 1996, and Secretary from October 1996 to April 1997. He was a Director from November 1990 to April 1997. Mr. Bayley is a Director of a number of other corporations, none of which are reporting companies under the Securities Exchange Act of 1934, as amended.

     James S. Blair: Mr. Blair has been Vice-President, Corporate Development of the Company since June 1997 and is responsible for the management and coordination of acquisition and divestiture activities. From January 1989 to June 1997, he was Vice-President, Land and Acquisitions of Toreador Royalty Corporation where he was responsible for implementing the Company's restructuring plan, and in charge of increasing production through acquisitions and joint ventures. From May 1988 to January 1989, he was Vice-President of Business Development of German Oil Company, and from 1980 to May 1988, he was employed by Tenneco Oil Company where he was involved with business development and acquisitions.

     Bennett G. Shelton: Mr. Shelton was elected Vice President of Land and Contract Administration on December 9, 1998. Prior there, he was employed by the Company as Land Contracts Manager since May 1995. From August 1994 to May 1995, he was a Senior Landman with AEOK and prior thereto he was a Land and Acquisition Manager with ANEC. Prior to April 1991, he was a staff landman with Santa Fe Minerals, Inc. for approximately ten years. Mr. Shelton was elected a Vice-President on December 9, 1998.

     Richard O. Mulford: Mr. Mulford was elected Vice President of Operations on December 9, 1998. From April 1995 to November 1998, he was employed as Operations Manager of the Company since April 1995. From April 1985 to April 1995, he was a Production Superintendent with ANEC and has been employed in the oil and natural gas industry since 1978. Mr. Mulford was elected Vice-President on December 9, 1998.

     Robert G. Snead: Mr. Snead, who has served as a geologist for the Company on a full-time consulting basis since April 1997, was hired as a full-time employee effective September 1, 1997. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President/ Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

     John Coughlon: Mr. Coughlon has been employed by the Company since March 1998. Prior thereto, he was, commencing in December 1994, employed by Amoco Production Company, most recently as Senior Staff Geologist. From October 1993 to December 1994 he served as Geological Consultant/Principle of Tower Energy Corporation and prior thereto he was from July 1987 to October 1993 Senior Geologist for Nicor Oil & Gas and from April 1980 to July 1987 he was employed by Mobil Oil Corp.

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

Director and Officer Securities Reports

     The Federal securities laws require the Company's Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports and other information furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's year ended December 31, 1998.


Item 10 - Executive Compensation:

     The following table sets forth the annual and long-term compensation paid during the Company's three fiscal years ended December 31, 1998 to the Company's chief executive officer and the Company's other most highly compensated executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 1998:

                                              SUMMARY COMPENSATION TABLE
                                                  Annual Compensation
------------------------------------------------------------------------------------------------------------------

                                                                                            Compensation
                                                                                  --------------------------------
                                                                      Other         Long-Term
        Name and                                                      Annual      Award's Option      All Other
   Principal Position     Year           Salary         Bonus         Comp.            (#)              Comp.
------------------------------------------------------------------------------------------------------------------
Michael K. Paulk          1998           $180,000      $150,000        -0-            375,000            -0-
                          1997           $150,000      $150,000        -0-              -0-              -0-
                          1996           $107,458      $ 50,000        -0-            125,000            -0-
Steven P. Ensz/(1)/       1998           $118,750      $100,000        -0-            125,000            -0-
James S. Blair/(2)/       1998           $107,950        -0-           -0-              -0-              -0-
                          1997           $ 59,500        -0-           -0-            100,000            -0-

--------------
(1)  Mr. Ensz was employed by the Company in March 1998.
(2)  Mr. Blair was employed by the Company in June 1997.

Option Grants in Year Ended December 31, 1998.

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 1998.

                                                    % of Total Options/                                          Market
                       Number of Securities           SARs Granted to         Exercise or                       Price on
                         Underlying SARs/              Employees in            Base Price       Expiration      Date of
       Name             Options Granted (#)             Fiscal Year            ($/Share)           Date          Grant
--------------------------------------------------------------------------------------------------------------------------
Michael K. Paulk              375,000/(1)/                  42%                  $2.00           4/28/2003        $2.00
Steven P. Ensz                125,000/(2)/                  14%                  $2.00           4/28/2003        $2.00

--------------------------

(1) Of which, options to purchase 187,500 shares become exercisable on April 28, 1999 and options to purchase the remaining 187,500 shares become exercisable on April 28, 2000, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company. On December 9, 1998, the exercise price of such options was repriced to $0.40 per share.
(2) Of which, options to purchase 62,500 shares become exercisable on April 28, 1999 and options to purchase the remaining 62,500 shares become exercisable on April 28, 2000, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company. On December 9, 1998, the exercise price of such options was repriced to $0.40 per share.


Stock Option Holdings at December 31, 1998.

     The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 1998 (such officers did not exercise any options during the most recent fiscal year).

                                                                                    Value of Unexercised
                                 Number of Unexercised Options                      In-the-Money Options
                                   at December 31,1998/(1)/                       at December 31, 1998/(2)/

        Name                 Exercisable              Unexercisable           Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------
Michael K. Paulk               375,000                    375,000                 -0-                 -0-
Steven P. Ensz                     -0-                    125,000                 -0-                 -0-
James S. Blair                  50,000                     50,000                 -0-                 -0-

----------------------------
(1) The options are exercisable at $0.40 per share, which reflects the repricing discussed below.
(2)  Based on the closing sales price on December 31,1998 of $5/16.

On February 3, 1999, options to purchase 250,000 shares exercisable at $0.53 per share were granted to each of Mr. Paulk and Mr. Ensz.

Option Repricing


     On December 9, 1998, the Board of Directors of the Company authorized the amendment of the terms of all of the options granted to employees under its stock option plans to reduce the exercise price to $0.40 per share, the fair market value of its outstanding shares of Common Stock on that date. At the time, the Company had outstanding options to purchase a total of 2,695,000 shares held by 24 employees, three officers and two Directors with exercise prices ranging from $1.50 to $2.56 per share. The options granted to Messrs. Paulk, Ensz, and Blair were repriced on the basis of the substantial declines commencing in mid-1998 in the prevailing market prices for natural gas and oil which impacted the market price for the Company's securities.



Employment Agreements

     The Company has entered into an employment agreement with Michael Paulk effective January 1, 1999 pursuant to which he is employed as the President of the Company. Mr. Paulk currently receives a base salary of $189,000 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. Mr. Paulk is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of Mr. Paulk's agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. Mr. Paulk can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), Mr. Paulk is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, Mr. Paulk has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years his base salary under the agreement plus a lump sum payment of $250,000.

     The Company has also entered into an employment agreement with Steven P. Ensz effective January 1, 1999 pursuant to which he is employed as the Vice President and Chief Financial Officer of the Company. Mr. Ensz currently receives a base salary of $157,500 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. Mr. Ensz is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of Mr. Ensz' agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. Mr. Ensz can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), Mr. Ensz is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, Mr. Ensz has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years his base salary under the agreement plus a lump sum payment of $200,000.

Directors Compensation

  Each Director of the Company received a fee of $15,000 for serving in that capacity during 1998 and each Director is reimbursed for his out-of-pocket expenses in attending meetings.

Item 11 - Security Ownership of Certain Beneficial Owners and Management:

     Set forth below is information concerning the Common Stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, and the Common Stock ownership of each Director of the Company and all Directors and officers of the Company as a group, as of March 15, 1999. As of March 15, 1999, the Company had 16,291,640 shares of Common Stock outstanding.

           Name and Address of Beneficial
         Holder, Identity of Group/(1)(2)/              Amount/(3)/                     Percent of Class
      --------------------------------------       ---------------------               ------------------
        Michael Paulk                                   1,174,891/(4)/                         6.8%
        John Fleming                                      550,000/(5)/                         3.3%
        Brian E. Bayley                                   550,000/(6)/                         3.3%

        Stratum Group, L.L.C./(7)/                      1,000,000/(8)/                         5.8%
        650 Fifth Avenue
        New York, New York  10019

        Carl C. Icahn/(7)/                              1,600,000                              9.8%
        High River Limited Partnership/(7)/
        Riverdale LLC/(7)/
        Little Meadow Corp./(7)/
        100 South Bedford Road
        Mount Kisco, New York  10549

        Amoco Corporation/(7)/                          1,500,000/(9)/                         8.4%
        200 East Randolph Drive
        Chicago, Illinois  60601

        Croft-Leominster, Inc./(10)/                      838,700                              5.1%
        207 East Redwood Street - Suite 208
        Baltimore, Maryland  21202

        Chesapeake Energy Corporation/(11)/             2,439,246                             13.0%
        6100 North Western Avenue
        Oklahoma City, Oklahoma 73118


        All Officers and Directors as a                 3,004,891                             15.7%
        Group (7 persons)

--------------------------------

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) The address of Mr. Paulk is c/o the Company, 5727 South Lewis Avenue, Suite 700, Tulsa, Oklahoma 74105. The address of Mr. Fleming is 1500, 340 12th Avenue SW, Calgary, Alberta T2R 1L5. The address of Mr. Bayley is c/o Quest Management Corp., 1095 West Pender Street-Suite 850, Vancouver, British Columbia, Canada V6E 2M6.
(3) Except as otherwise noted, shares beneficially owned by each person as of March 15, 1999 were owned of record and each person had sole voting and investment power with respect to all shares beneficially held by such person.
(4) Includes (i) 375,000 shares issuable upon exercise of options at an exercise price of $0.40 per share and (ii) 375,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, of which options to purchase 187,500 shares become exercisable on April 28, 1999 and options to purchase the remaining 187,500 shares become exercisable on April 28, 2000. Also includes 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share, of which options to purchase 125,000 shares become exercisable on February 4, 2000 and options to purchase the remaining 125,000 shares become exercisable on February 4, 2001. In the event of a "change of control" of the Company, as defined in the option agreements, such remaining options become immediately exercisable.
(5) Includes 100,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 11, 1995, 50,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 16, 1996, 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five year period beginning April 28, 1998, and 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share which are exercisable during the five-year period beginning February 4, 1999.
(6) Includes 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 16, 1996, 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning April 28, 1998, and 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share which are exercisable during the five-year period beginning February 4, 1999.
(7)  Based on information contained in Schedule 13D provided by such person.
(8) Issuable on exercise of common stock purchase warrants at $2.67 per share, as adjusted. The general partner of Stratum Group, L.P. is Stratum Finance, L.L.C. and the members of Stratum Finance, L.L.C. are Energy Investment Partners, a New York general partnership, Joseph M. Rinaldi, Michael W. Walker, Richard E. Bani, John C. Alvardo, Curt S. Taylor, and Betsy D. Cotton. Stratum Finance, L.L.C. is managed by Energy Investment Partners, which has four votes, Joseph M. Rinaldi, who has one vote, and Michael W. Walker, appointed by the natural person members of Stratum Finance, L.L.C., who has one vote. Energy Investment Partners has three general partners, SGLLC Partners, L.P. ("SGLLC"), SGLLC Partners Offshore, L.P. ("Offshore") and The Beacon Group Energy Investment Fund, L.P. ("Fund"). The sole general partner of each of SGLLC and Offshore is SG-GP, L.P. whose sole general partner is Energy Fund GPI, Inc. ("GPI"). The sole general partner of Fund is Beacon Energy Investors, L.P. ("Investors"). The sole general partner of Investors is BEIGP, Inc. ("BEIGP"). The names of the officers and Directors of both GPI and BEIGP are Geoffrey Boisi, John McWilliams, Preston Miller, Harold Pote, Faith Rosenfeld, Robert Semmens, David Remmington, Thomas Mendell and Frank Murray.
(9) Issuable on exercise of common stock purchase warrants at $2.59 per share, as adjusted.
(10) Based on information contained in Schedule 13G provided by such person.
(11) Includes 2,439,246 shares issuable at a price of $0.01 per share on exercise of a common stock purchase warrant.

Item 12 - Certain Relationships and Related Transactions:

     Mr. Paulk is indebted to the Company in the amount of $179,000 under an interest bearing promissory note dated September 1, 1997 due, as extended, on January 31, 2000.

     On January 23, 1998, the Company completed the Amoco Acquisition pursuant to which, among other things, the Company issued to Amoco a five-year common stock purchase warrant to purchase 1.5 million shares of Common Stock exercisable at $3.00 per share.

     On April 27, 1998, the Company completed a transaction with Chesapeake Energy Corporation ("Chesapeake") pursuant to which it (i) executed a participation agreement granting to Chesapeake a 50% interest in substantially all of the Company's undeveloped acreage, (ii) sold for $20.0 million a 50% interest in the Company's natural gas and oil properties in the Arkoma basin, and (iii) sold 50,000 shares of Series B Preferred Stock and a common stock purchase warrant. The Series B Preferred Stock had a liquidation value of $50.0 million and a dividend rate per annum equal to 12 1/2% of the aggregate liquidation preference payable in additional shares of Series B Preferred Stock, provided that, after April 1, 2000, at the Company's option, dividends may be paid in cash. On June 30, 2008, the Series B Preferred Stock is mandatorily redeemable in shares of Common Stock valued at the fair market value on the date of redemption. The Company has the option at any time prior to April 30, 2000 to redeem the Series B Preferred Stock, in whole or in part, at 105% of the liquidation preference payable in cash out of the net proceeds of a public or private offering of any equity security. After April 30, 2000, the Series B Preferred Stock can be redeemed, in whole or in part, at a redemption price equal to the liquidation preference. After April 20, 2000, the Series B Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the liquidation preference by the higher of $2.04167 or the fair market value on the date the Series B Preferred Stock is converted. Notwithstanding the foregoing, no holder or group can convert the Series B Preferred Stock to the extent that the conversion of such shares would cause such holder or group to own more than 19.9% of the Company's outstanding Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by Oklahoma law. At December 31, 1998, reflecting dividends paid, Chesapeake held 54,187 shares of Series B Preferred Stock. The Series B Preferred Stock ranks senior to all classes of Common Stock and other series and classes of preferred stock with respect to dividend rights and rights on liquidation, winding up and disolution.

     The warrant sold to Chesapeake entitles it to purchase 2,439,246 shares of the Company's Common Stock at an exercise price of $0.01 per share, subject to certain adjustments, and expires on April 27, 2008.

     So long as Chesapeake holds 50% or more of the outstanding shares of Series B Preferred Stock it is granted certain preferential rights with respect to the purchase of securities of the Company and is entitled to designate for election to the Company's Board of Directors not less than 20% of the members of the Board of Directors of the Company. Chesapeake has not designated any persons for election through March 15, 1999. The Company's agreement with Chesapeake also contains standstill provisions through March 1, 2000 restricting Chesapeake from engaging in certain acquisition or other similar business combination transactions or seeking to influence or control the Company.

     Pursuant to the Participation Agreement between the Company and Chesapeake, the Company sold Chesapeake the right through April 30, 2003 to participate in up to 50% of the Company's interest in the development of any of the Company's non-producing leasehold interests (other than the Arkoma basin and certain New Mexico properties). Chesapeake also was sold the right to participate in up to 50% of the Company's interest in any subsequently acquired properties. During the year ended December 31, 1998, Chesapeake elected to participate to the extent of 50% of the Company's interest in the development of 26 non-producing properties and no acquired properties.

                                    GLOSSARY

     Wherever used herein, the following terms shall have the meanings specified.

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

     Reserve Life--The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Report, reserve life is calculated by dividing the Proved Reserves (on an Mcfe basis), as of December 31, 1998 by projected production volumes for the 12 months ending December 31, 1999.

     Royalty Interest--An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free of costs of production.

     Secondary Recovery--A method of natural gas and oil extraction in which energy sources extrinsic to the reservoir are utilized.

     Standardized Measure--The estimated future net cash flows from proved natural gas and oil reserves computed using prices and costs at the dates indicated, after income taxes and discounted at 10%.

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

                                 PART IV

Item 13 - Exhibits and Reports on Form 8-K:


       Exhibit                                          Description
---------------------      ---------------------------------------------------------------------
         3.1               Certificate of Incorporation of the Company filed October 11,1996/(1)/

         3.2               Certificate of Ownership and Merger of the Company filed October 22,
                           1996/(1)/

         3.4               By-Laws of the Company/(1)/

         4.1               Specimen Stock Certificate

         4.2               Warrant Agreement between Company and American Stock Transfer &
                           Trust Company, as Warrant Agent, including form of Redeemable
                           Warrant/(2)/

        10.1               1989 Incentive Stock Option and Non-Statutory Plan, as amended /(1)/

        10.2               1996 Omnibus Incentive Plan/(1)/

        10.3               1996 Non-Employee Stock Option Plan/(1)/

       10.2.1              Employment Agreement dated as of January 1, 1999 between the Company and Michael Paulk*

       10.2.2              Employment Agreement dated as of January 1, 1999 between the Company and Steven P. Ensz*

        10.3               Warrant Certificate to purchase 1,000,000 Shares of Company's Common
                           Stock at $3.25 per share issued to Stratum/(3)/

        10.4               Registration Rights Agreement dated as of September 9, 1997 among the Company, Gothic Energy of Texas, Inc., Gothic Gas Corporation,
                           Oppenheimer & Co., Inc, Banc One Capital Corporation and Paribas
                           Corporation.(4)

       Exhibit                                          Description
---------------------      ---------------------------------------------------------------------
        10.5               Warrant Agreement between the Company and American Stock Transfer &
                           Trust Company, as Warrant Agent, dated as of September 9, 1997(4)

        10.6               Common Stock Purchase Warrant issued to Norse Exploration, Inc., and
                           Norse Pipeline, Inc.(5)

        10.7               Purchase and Sale Agreement dated November 25, 1997 between Amoco
                           Production Company, as Seller, and Gothic Energy Corporation, as
                           Buyer(6)

        10.8               Securities Purchase Agreement dated as of January 23, 1998(7)

        10.9               Warrant Agreement between the Company and American Stock Transfer &
                           Trust Company, dated as of January 23, 1998(7)

        10.10              Registration Rights Agreement dated as of January 23, 1998(7)

        10.11              Common Stock Registration Rights Agreement dated as of January 23,
                           1998(7)

        10.12              Warrant to Purchase Common Stock of the Company expiring November
                           24, 2002(7)

        10.13              Securities Purchase Agreement dated as of March 31, 1998 by and among Gothic Energy Corporation, Chesapeake Gothic Corp. and
                           Chesapeake Acquisition Corporation (filed as Exhibit 10.2 to Current
                           Report on Form 8-K dated March 31, 1998)(8)

        10.14              Sale and Participation Agreement dated March 31, 1998 between
                           Chesapeake Gothic Corporation, Gothic Energy of Texas, Inc. and
                           Gothic Production Corporation (filed as Exhibit 10.3 to Current
                           Report on Form 8-K dated March 31, 1998)(8)

       Exhibit                                          Description
---------------------      ---------------------------------------------------------------------
        10.15              Oil and Gas Asset Purchase Agreement dated March 31, 1998 among
                           Chesapeake Gothic Corp., Chesapeake Acquisition Corporation and
                           Gothic Energy Corporation (filed as Exhibit 10.4 to Current Report on Form 8-K dated March 31, 1998)(8)

        10.16              Indenture dated as of April 21, 1998 between GPC and The Bank of New
                           York, as Trustee, with respect to the 11-1/8% Senior Secured Notes due 2005(8)

        10.17              Registration Rights Agreement dated as of April 21, 1998 by and among GPC, Gothic, Donaldson, Lufkin & Jenrette Securities
                           Corporation and CIBC Oppenheimer Corp.(8)

        10.18              Securities Purchase Agreement dated as of April 21, 1997 among
                           Gothic and the Purchasers named therein with respect to 104,000
                           Units of Securities of Gothic(8)

        10.19              Indenture dated as of April 21, 1998 between Gothic and The Bank of
                           New York, as Trustee, with respect to the 14-1/8% Senior Secured
                           Discount Notes due 2006(8)

        10.20              Warrant Agreement dated as of April 21, 1998 between Gothic and
                           American Stock Transfer & Trust Company, as Warrant Agent(8)

        10.21              Notes Registration Rights Agreement dated as of April 21, 1998 among
                           Gothic and the Purchasers named therein(8)

        10.22              Warrant Registration Rights Agreement dated as of April 21, 1998 among Gothic and the Purchasers named therein(8)

        10.23              Certificate of Designation for the Senior Redeemable Preferred
                           Stock, Series B(8)

        10.24              Warrant to Purchase Common Stock dated April 27, 1998 issued to
                           Chesapeake Gothic Corp.(8)

        10.25              Securities Purchase Agreement dated as of March 31, 1998 by and among Gothic Energy Corporation, Chesapeake Gothic Corp. and
                           Chesapeake Acquisition Corporation(9)


        10.26              Sale and Participation Agreement dated March 31, 1998 between
                           Chesapeake Gothic Corporation, Gothic Energy of Texas, Inc. and
                           Gothic Production Corporation(9)

        10.27              Oil and Gas Asset Purchase Agreement dated March 31, 1998 among
                           Chesapeake Gothic Corp., Chesapeake Acquisition Corporation and
                           Gothic Energy Corporation(9)

        21.0               Subsidiaries of the registrant:

        Name                           State or Jurisdiction of Incorporation
---------------------    ----------------------------------------------------------------
  Gothic Production                                   Oklahoma
     Corporation

        23.0               Consent of PricewaterhouseCoopers LLP

        27.0               Financial Data Schedule.

--------------------------

*    Filed herewith.

(1) Filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1997
(2)  Filed as an exhibit to Registration Statement on Form SB-2 (File No.
     33-99190)
(3)  Filed as an exhibit to Current Report on Form 8-K for May 31, 1995
(4)  Filed as an exhibit to Current Report on Form 8-K for September 9,
     1997
(5)  Filed as an exhibit to Current Report on Form 8-K for February 18,1997
(6)  Filed as an exhibit to Current Report on Form 8-K/A for November 25,
     19977
(7)  Filed as an exhibit to Current Report on Form 8-K/A for January 23,
     1998
(8)  Filed as an exhibit to Current Report on Form 8-K for April 27,1998.
(9)  Filed as an exhibit to Current Report on Form 8-K for March 31, 1998.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Gothic Energy Corporation



                         By:  /s/ Michael K. Paulk
                              ------------------------------------------------
                              Michael K. Paulk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                           Date
---------                              -----                           ----


/s/ Michael K. Paulk             President (Principal             March 31, 1999
-------------------------------   Executive Officer and Director)
Michael K. Paulk


/s/ Steven P. Ensz               Vice-President, Finance and      March 31, 1999
--------------------------------  Chief Financial Officer
Steven P. Ensz                    (Principal Financial and
                                  Accounting Officer)


/s/ John J. Fleming              Director                         March 31, 1999
-------------------------------
John J. Fleming


/s/ Brian E. Bayley              Director                         March 31, 1999
-------------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.........................................................................    F-2

Consolidated Balance Sheet, December 31, 1998.............................................................    F-3

Consolidated Statement of Operations, Years ended December 31, 1997 and 1998..............................    F-4

Consolidated Statement of Stockholders' Equity (Deficit), Years ended December 31, 1997 and 1998..........    F-5

Consolidated Statement of Cash Flows, Years ended December 31, 1997 and 1998..............................    F-6

Notes to Consolidated Financial Statements................................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Gothic Energy Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Gothic Energy Corporation and Subsidiary at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the acounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 12, 1999

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                    ASSETS
                                    ------
CURRENT ASSETS:
 Cash and cash equivalents...........................................................     $   2,289
 Natural gas and oil receivables.....................................................         7,236
 Receivable from officers and employees..............................................            55
 Other...............................................................................           221
                                                                                          ---------
   TOTAL CURRENT ASSETS..............................................................         9,801
PROPERTY AND EQUIPMENT:
 Natural gas and oil properties on full cost method:
   Properties being amortized........................................................       242,012
   Unproved properties not subject to amortization...................................         2,862
 Equipment, furniture and fixtures...................................................         3,327
 Accumulated depreciation, depletion and amortization................................       (33,201)
                                                                                          ---------
 PROPERTY AND EQUIPMENT, NET.........................................................       215,000
OTHER ASSETS, NET....................................................................        12,487
                                                                                          ---------
   TOTAL ASSETS......................................................................     $ 237,288
                                                                                          =========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                ----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable trade..............................................................     $   3,208
 Revenues payable....................................................................         6,031
 Accrued interest expense............................................................         4,358
 Accrued liabilities.................................................................           253
                                                                                          ---------
   TOTAL CURRENT LIABILITIES.........................................................        13,850
LONG-TERM DEBT, NET..................................................................       301,179
GAS IMBALANCE AND OTHER LIABILITIES..................................................         6,180
COMMITMENTS AND CONTINGENCIES (NOTES 5,9 AND 13)
STOCKHOLDERS' EQUITY (DEFICIT):
 Series B Preferred stock, par value $.05, authorized 165,000 shares; 54,187 shares
   issued and outstanding............................................................        36,945
 Common stock, par value $.01, authorized 100,000,000 shares; issued and
   outstanding 16,261,640 shares.....................................................           162
 Additional paid in capital..........................................................        42,996
 Accumulated deficit.................................................................      (163,845)
 Note receivable.....................................................................          (179)
                                                                                          ---------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............................................       (83,921)
                                                                                          ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............................     $ 237,288
                                                                                          =========

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 and 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       1997                   1998
                                                                                     --------               ---------
REVENUES:
  Natural gas and oil sales......................................................     $17,418               $  50,714
  Gas system revenue.............................................................       4,562                      --
  Well operations................................................................       1,283                   2,319
                                                                                     --------               ---------
  Total revenues.................................................................      23,263                  53,033
COSTS AND EXPENSES:
  Lease operating expense........................................................       6,860                  12,129
  Gas system expense.............................................................       3,501                      --
  Depletion, depreciation and amortization.......................................       5,791                  24,001
  General and administrative expense.............................................       2,318                   3,565
  Severance for former officer...................................................          --                     258
  Provision for impairment of natural gas and oil properties.....................          --                  76,000
                                                                                     --------               ---------
Operating income (loss)..........................................................       4,793                 (62,920)
Interest expense and amortization of debt issuance costs.........................      (8,800)                (35,438)
Interest and other income........................................................         330                     433
Loss on sale of investments......................................................          --                    (305)
                                                                                     --------               ---------
LOSS BEFORE EXTRAORDINARY ITEM...................................................      (3,677)                (98,230)
LOSS ON EARLY EXTINGUISHMENT OF DEBT.............................................         907                  31,459
                                                                                     --------               ---------
NET LOSS.........................................................................      (4,584)               (129,689)
PREFERRED DIVIDEND ($47.65 and $125.76 PER PREFERRED SHARE)......................         264                   5,599
PREFERRED DIVIDEND--AMORTIZATION OF PREFERRED DISCOUNT...........................          --                   5,095
                                                                                     --------               ---------
NET LOSS AVAILABLE FOR COMMON SHARES.............................................     $(4,848)              $(140,383)
                                                                                     ========               =========
LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM, BASIC
  AND DILUTED....................................................................       $(.28)                 $(6.70)
                                                                                     ========               =========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED.....................................       $(.35)                 $(8.63)
                                                                                     ========               =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................................      14,019                  16,262
                                                                                     ========               =========

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                    ACCUMULATED
                                            COMMON      PREFERRED                        ADDITIONAL                     OTHER
                                            SHARES        SHARES     COMMON  PREFERRED     PAID-IN    ACCUMULATED   COMPREHENSIVE
                                          OUTSTANDING  OUTSTANDING   STOCK     STOCK       CAPITAL      DEFICIT         INCOME
                                          -----------  -----------   ------  ---------   ----------  ------------   -------------
BALANCE, AT DECEMBER 31,
  1996.................................        12,382            6     $123   $     --      $33,322     $ (18,614)      $      --
    Issuance of common stock on
      exercise of note extension
      warrants.........................            35           --       --         --           35            --              --
    Issuance of common stock on
      conversion of debt...............            14           --       --         --           28            --              --
    Issuance of common stock on
      exercise of Quest warrants.......           300           --        3         --          297            --              --
    Warrants issued in connection
      with property acquisition........            --           --       --         --          254            --              --
    Issuance of common stock with
      bridge financing.................           450           --        5         --        1,059            --              --
    Issuance of common stock on
      conversion of preferred
      stock............................         3,055           (6)      31         --          (31)           --              --
    Costs related to Form S-3
      registration statement...........            --           --       --         --         (153)           --              --
    Warrants issued in connection
      with Senior Notes Offering.......            --           --       --         --        1,190            --              --
    Issuance of common stock on
      exercise of option...............             5           --       --         --           10            --              --
    Issuance of common stock as
      employee bonuses.................            21           --       --         --           32            --              --
    Preferred stock dividends..........            --           --       --         --           --          (264)             --
    Net loss...........................            --           --       --         --           --        (4,584)             --
    Unrealized loss on available-for-
      sale investments.................            --           --       --         --           --            --            (121)
    Advance to officer to purchase
      stock............................            --           --       --         --           --            --              --
                                               ------        -----   ------   --------      -------     ---------   -------------
BALANCE, AT DECEMBER 31,
  1997.................................        16,262           --      162         --       36,043       (23,462)           (121)
    Issuance of  Series A Preferred
      stock............................            --           37       --     33,909          (20)           --              --
    Warrants issued in connection
      with Series A Preferred..........            --           --       --         --          941            --              --
    Warrants issued in connection
      with Amoco acquisition...........            --           --       --         --        1,153            --              --
    Redemption of Series A Preferred...            --          (37)      --    (33,909)          --            --              --
      Issuance of Series B Preferred
      stock............................            --           50       --     31,527           --            --              --
    Warrants issued in connection
      with Series B  Preferred                     --           --       --         --        4,879            --              --
    Preferred Stock dividend
      - Series A.......................            --           --       --         --           --        (1,412)             --
    Preferred dividend - amortization
      of discount - Series A                       --           --       --         --           --        (3,864)             --
    Preferred Stock dividend
      - Series B                                   --            4       --      4,187           --        (4,187)             --
    Preferred dividend - amortization
      of discount - Series B                       --           --       --      1,231           --        (1,231)             --
    Net loss...........................            --           --       --         --           --      (129,689)             --
    Realized loss on available for sale
      investments......................            --           --       --         --           --            --             121
    Advance to officer.................            --           --       --         --           --            --              --
                                               ------        -----   ------   --------      -------     ---------   -------------
BALANCE, AT DECEMBER 31,
  1998.................................        16,262           54     $162   $ 36,945      $42,996     $(163,845)      $      --
                                               ======        =====   ======   ========      =======     =========   =============

                                                          TOTAL
                                             NOTE      STOCKHOLDERS'
                                          RECEIVABLE      EQUITY
                                          ---------    ------------
BALANCE, AT DECEMBER 31,
  1996.................................   $      --    $     14,831
    Issuance of common stock on
      exercise of note extension
      warrants.........................          --              35
    Issuance of common stock on
      conversion of debt...............          --              28
    Issuance of common stock on
      exercise of Quest warrants.......          --             300
    Warrants issued in connection
      with property acquisition........          --             254
    Issuance of common stock with
      bridge financing.................          --           1,064
    Issuance of common stock on
      conversion of preferred
      stock............................          --              --
    Costs related to Form S-3
      registration statement...........          --            (153)
    Warrants issued in connection
      with Senior Notes Offering.......          --           1,190
    Issuance of common stock on
      exercise of option...............          --              10
    Issuance of common stock as
      employee bonuses.................          --              32
    Preferred stock dividends..........          --            (264)
    Net loss...........................          --          (4,584)
    Unrealized loss on available-for-
      sale investments.................          --            (121)
    Advance to officer to purchase
      stock............................        (169)           (169)
                                           --------    ------------
BALANCE, AT DECEMBER 31,
  1997.................................        (169)         12,453
    Issuance of  Series A Preferred
      stock............................          --          33,889
    Warrants issued in connection
      with Series A Preferred..........          --             941
    Warrants issued in connection
      with Amoco acquisition...........          --           1,153
    Redemption of Series A Preferred...          --         (33,909)
      Issuance of Series B Preferred
      stock............................          --          31,527
    Warrants issued in connection
      with Series B  Preferred.........          --           4,879
    Preferred Stock dividend - Series A          --          (1,412)
    Preferred dividend - amortization
      of discount - Series A                     --          (3,864)
    Preferred Stock dividend - Series B          --              --
    Preferred dividend - amortization
      of discount - Series B                     --              --
    Net loss...........................          --        (129,689)
    Realized loss on available for sale
      investments......................          --             121
    Advance to officer.................         (10)            (10)
                                           ---------   ------------
BALANCE, AT DECEMBER 31,
  1998.................................    $   (179)   $    (83,921)
                                           ========    ============

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                      1997                  1998
                                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...................................................................   $     (4,584)         $   (129,689)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization...................................          5,791                24,001
    Amortization of discount and loan costs....................................          1,804                 1,994
    Provision for impairment of natural gas and oil properties.................             --                76,000
    Accretion of interest on discount notes....................................             --                 6,023
    Loss on early extinguishment of debt.......................................            907                31,459
CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable............................................           (428)               (4,009)
    (Increase) decrease in other current assets................................              1                  (143)
    Increase in accounts and revenues payable..................................            317                 5,605
    Increase (decrease) in gas imbalance payable...............................           (737)                   65
    Increase in accrued liabilities............................................          3,688                   411
    (Increase) decrease in other assets........................................            310                  (150)
                                                                                  ------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................          7,069                11,567
NET CASH USED BY INVESTING ACTIVITIES:
    Increase in notes receivable from officers and directors...................           (336)                   --
    Collection of note receivable from officer and director....................             --                   167
    Purchase of available-for-sale investments.................................           (527)                 (462)
    Proceeds from sale of investments..........................................             --                 1,359
    Proceeds from sale of property and equipment...............................          4,276                44,678
    Purchase of property and equipment.........................................        (83,440)             (218,738)
    Property development costs.................................................         (6,141)              (18,379)
                                                                                  ------------          ------------
NET CASH USED BY INVESTING ACTIVITIES..........................................        (86,168)             (191,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings........................................         14,500                60,000
    Payments of short-term borrowings..........................................        (14,500)              (60,000)
    Proceeds from long-term borrowings.........................................        160,347               431,290
    Payments of long-term borrowings...........................................        (61,864)             (259,884)
    Purchase of senior notes for treasury......................................           (796)                   --
    Redemption of preferred stock, net.........................................             --               (40,809)
    Proceeds from sale of preferred stock, net.................................             --                73,475
    Proceeds from exercise of common stock warrants............................            345                    --
    Payment of loan and offering fees..........................................         (2,084)              (38,535)
    Payment of preferred dividends.............................................           (264)                   --
    Other......................................................................            (70)                 (162)
                                                                                  ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................................         95,614               165,375
NET CHANGE IN CASH AND CASH EQUIVALENTS........................................         16,515               (14,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................            207                16,722
                                                                                  ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................   $     16,722          $      2,289
                                                                                  ============          ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID.......................................   $      7,011          $     23,063
                                                                                  ============          ============

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   GENERAL AND ACCOUNTING POLICIES

  ORGANIZATION AND NATURE OF OPERATIONS--The consolidated financial statements include the accounts of Gothic Energy Corporation, a "holding company", and its subsidiary, Gothic Production Corporation ("Gothic Production") since its formation in April of 1998, (collectively referred to as the ''Company''). All significant intercompany balances and transactions have been eliminated. The Company is primarily engaged in the business of acquiring, developing and exploiting natural gas and oil reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of the Company's natural gas and oil production is being sold regionally in the ''spot market'' or under short-term contracts, not extending beyond twelve months.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, accrued and deferred lease operating expenses, gas imbalance liabilities, natural gas and oil reserves (see note 15) and the tax valuation allowance (see note 8) also include significant estimates which, in the near term, could materially differ from the amounts ultimately realized or incurred.

  CASH EQUIVALENTS--Cash equivalents include cash on hand, amounts held in banks, money market funds and other highly liquid investments with a maturity of three months or less at date of purchase.

  CONCENTRATION OF CREDIT RISK--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company's accounts receivable are primarily from the purchasers (See Note 11--Major Customers) of natural gas and oil products and exploration and production companies which own interests in properties operated by the Company. The industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Company generally does not require collateral from customers. The cash and cash equivalents are with major banks or institutions with high credit ratings. At December 31, 1998, the Company had a concentration of cash of $2,300,000 with two banks, which was in excess of federally insured limits.

  FAIR VALUE OF FINANCIAL INSTRUMENTS--The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, ''Disclosures About Fair Value of Financial Instruments''. The estimated fair value amounts have been determined by the Company using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

  The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of its 11 1/8% Senior Secured Notes and its 14 1/8% Senior Secured Discount Notes using estimated market prices. The Company's carrying amount for such debt at December 31, 1998, was $235,000,000 and $66,179,000, respectively, compared to an approximate fair value of $178,600,000 and $33,300,000, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates.

  HEDGING ACTIVITIES--The Company has only limited involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 ''Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments'', and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing natural gas. These arrangements may expose the Company to credit risk from its counterparty.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  During 1997 and 1998, the Company entered into agreements with a gas purchaser to hedge a portion of its monthly gas production in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations, and to adhere to requirements called for under the Company's Credit Facility. Under the agreements, the difference between the current value of the Company's gas sales, based upon the spot market price, and a fixed price was received or paid by the Company.

  At December 31, 1998, the Company had swap agreements relating to the sale of 60,000 Mcf per day at a "floor" price of $2.10 per Mcf expiring on January 31, 1999. During 1998, all swap contracts relating to the sale of natural gas were designated as hedges; therefore, any gains and losses on such contracts were included in natural gas and oil sales in 1998 when the gas was sold.

  In February 1998, the Company entered into swap agreements related to the sale of 30,000 Mcf per day for the month of March 1998 at $2.16 per Mcf and 62,000 Mcf per day during the period April 1, 1998 through October 31, 1998 at an average price of $2.09 per Mcf. Of this 62,000 Mcf per day, 25,000 Mcf was subject to a ''call spread'' agreement which provided that the Company receive additional payments for 25,000 Mcf if the actual sales price of natural gas was between $2.30 and $2.70 per Mcf during the period. The swap agreements for the month of March 1998 and the period April through October 1998 covered approximately 55% and 69%, respectively, of the Company's natural gas production at that time.

  NATURAL GAS AND OIL PROPERTIES--The Company accounts for its natural gas and oil exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission (''SEC''). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. The Company capitalizes costs including salaries and related fringe benefits of employees and/or consultants directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities.

  The Company's natural gas and oil reserves are estimated annually by independent petroleum engineers. The Company's calculation of depreciation, depletion and amortization (''DD&A'') includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. The average composite rate used for DD&A of natural gas and oil properties was $.72 and $.91 per Mcfe in 1997 and 1998, respectively. DD&A of natural gas and oil properties amounted to $5,530,000 and $23,600,000 in 1997 and 1998, respectively.

  In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's natural gas and oil properties. The Company recorded a $76,000,000 provision for impairment of natural gas and oil properties during the year ended December 31, 1998. No such provision was recorded in 1997. As discussed in Note 15, estimates of natural gas and oil reserves are imprecise. Changes in the estimates or declines in natural gas and oil prices could cause the Company in the near-term to reduce the carrying value of its natural gas and oil properties further.

  Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of the Company's natural gas and oil properties are located in the United States, a single cost center is used.

  EQUIPMENT, FURNITURE AND FIXTURES--Equipment, furniture and fixtures are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to seven years.

  DEBT ISSUANCE COSTS--Debt issuance costs, including the original issue discount, associated with the Company's 11 1/8% Senior Secured Notes Due 2005, the 14 1/8% Senior Secured Discount Notes Due 2006 and the

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12 1/4% Senior Notes Due 2004, redeemed in April 1998, are amortized and included in interest expense using the effective interest method over the term of the notes. The unamortized portion of debt issuance costs associated with the Company's Credit Facility is included in other assets and amortized and included in interest expense using the straight-line method over the term of the Facility. Amortization of debt issuance costs for the years ended December 31, 1997 and 1998 amounted to $1,804,000 and $1,994,000, respectively.

  NATURAL GAS AND OIL SALES AND NATURAL GAS BALANCING--The Company uses the sales method for recording natural gas sales. The Company's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Company's interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as the Company's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Company's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 1998, total sales exceeded the Company's share of estimated total gas reserves on 35 wells by $3,119,000 (1,714,000 Mcf), based on the year end ''spot market'' price of natural gas. The gas imbalance liability has been classified in the balance sheet as non-current, as the Company does not expect to settle the liability during the next twelve months.

  The Company has recorded deferred charges for estimated lease operating expenses incurred in connection with its underproduced gas imbalance position. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Company's pro-rata share of total gas production from these wells by 4,799,000 Mcf, resulting in prepaid lease operating expenses of $1,584,000, which are included in other assets in the accompanying balance sheet. The rate used to calculate the deferred charge is the average annual production costs per Mcf.

  The Company has recorded accrued charges for estimated lease operating expenses incurred in connection with its overproduced gas imbalance position. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Company's pro-rata share of total gas production from these wells by 2,543,000 Mcf, resulting in accrued lease operating expenses of $839,000, which are included in the gas imbalance liability in the accompanying balance sheet. The rate used to calculate the accrued liability is the average annual production costs per Mcf.

  INCOME TAXES--The Company applies the provisions of Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes'' (''SFAS No. 109''). Under SFAS No. 109, deferred tax liabilities or assets arise from the temporary differences between the tax basis of assets and liabilities, and their basis for financial reporting, and are subject to tests of realizability in the case of deferred tax assets. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

  LOSS PER COMMON SHARE--Loss per common share before extraordinary item and loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 (''FAS 128''). Presented on the Consolidated Statements of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. (See Notes 6 and 7 for options and warrants outstanding during 1997 and 1998 and options still outstanding at December 31, 1998, which were not included in the computation of diluted loss per share.)

  STOCK BASED COMPENSATION--The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1997 and 1998, no compensation expense has been recognized.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income", and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 in 1998. FAS 131 does not effect the Company as the Company operates in only one business segment in the United States.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Due to the limited nature of the Company's hedging activities, the Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or results of operations when adopted.

NOTE 2.  GOING CONCERN

  The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during the year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline affects the ongoing revenues and cash flows of the Company.

  This decline in revenues has the result of causing the Company to be in default with interest coverage covenants under its Credit Facility. The interest coverage test is made on a quarterly basis and was required to be 1.5 to 1.0 at the end of each quarter through December 31, 1998. Beginning with the quarter ending March 31, 1999, the minimum interest coverage ratio shall not be less than 2.0 to 1.0.

  The Company did not comply with the minimum interest coverage ratio for the quarters ended June 30, 1998, September 30, 1998, and December 31, 1998. The Company requested and Bank One, Texas, N.A. granted waivers for each of the violations. Based on current commodity prices, the Company does not expect to be in compliance with these covenants during 1999. While the Company expects and intends to utilize the Credit Facility to meet interest and other working capital requirements, if necessary, the Company does not have a written commitment from the bank indicating that the bank will continue to grant waivers, if necessary, for non-compliance with the covenant during 1999. Accordingly, there is no assurance that the Company will be able to borrow funds, if necessary, under its Credit Facility.

  It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With commodity prices continuing to reflect the excess of supply in the overall system, the prices of natural gas continue to be depressed. These depressed prices affect the Company's ability to generate sufficient reserves to replace current production. Absent an overall increase in commodity prices, the Company will continue to be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility.

NOTE 3.  NATURAL GAS AND OIL PROPERTY ACQUISITIONS AND DISPOSITIONS WRITEDOWN

1998 Transactions

  AMOCO ACQUISITION - On January 23, 1998, the Company completed the acquisition from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, of certain producing natural gas properties, located in the Anadarko and Arkoma Basins of Oklahoma. The purchase price was $240,845,000. Amoco also received warrants to purchase 1,500,000 shares of the Company's common stock for $3.00 per share, with an estimated fair value at the date of acquisition of approximately $1,155,000, and certain producing properties having a value of approximately $1,800,000. The acquisition and related fees and expenses were financed through an amended and restated credit facility with Bank One, Texas, NA. ("Bank One") (See Note 5) and the issuance of

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$37,000,000 of Series A Preferred Stock (see Note 6). The Company acquired interests in 821 gross wells and assumed operations of 291 of the properties. The Company also acquired approximately 10,000 net undeveloped acres located throughout the Anadarko Basin as well as substantial mineral and overriding royalty interests. In connection with the Amoco Acquisition, the Company entered into a transition agreement which provided for a payment of $540,000 per month to be made to Amoco commencing January 1, 1998 for the operation and administration of the properties acquired. This transition payment was made by the Company for January and February 1998. Since March 1, 1998, the Company has operated the properties. The transition agreement established effective control for the Company over the properties, and accordingly, January 1, 1998 has been used as the effective date for the Amoco Acquisition for accounting purposes.

  CHESAPEAKE DISPOSITIONS - On April 27, 1998, the Company sold to Chesapeake Energy Corporation ("Chesapeake") for $20,000,000, a 50% interest in its natural gas and oil properties in the Arkoma basin and sold for $10,500,000, a 50% participation right in substantially all of the Company's undeveloped acreage (see Note 4, "The Chesapeake Transaction"). In addition, in a separate transaction, on May 28, 1998, the Company sold to Chesapeake for $6,000,000 its interest in certain natural gas and oil properties.

  SYCAMORE SYSTEM DISPOSITION - During January 1998 and concurrent with the Amoco Acquisition, the Company sold the Sycamore System and other gas systems acquired from Amoco for $6,000,000.

1997 TRANSACTIONS

  HS Acquisition--On September 9, 1997, the Company acquired from two affiliates of HS Resources, Inc. (''HS'') various working interests in a total of approximately 250 natural gas and oil producing wells located in New Mexico and Oklahoma. The purchase price for the properties was approximately $27,500,000, plus the transfer of certain producing properties owned by the Company having a value of less than $1,000,000. The New Mexico properties acquired from HS consist of working interests in approximately 100 wells located in four fields in Chavez and Eddy counties in the Delaware/Permian basin. The Company operates 92 of these wells. The Oklahoma properties acquired from HS consist of working interests in approximately 150 wells located in various fields in the Anadarko Basin where the Company has other operations. The Company operates 50 of these wells.

  KERR-MCGEE ACQUISITION--On August 12, 1997, the Company acquired from Kerr-McGee Corporation various working interests and royalty interests in 162 wells located in Canadian and Grady Counties, Oklahoma for approximately $3,600,000. The Company is the operator of 16 of these wells.

  FINA ACQUISITION--On May 15,1997, the Company acquired from Fina Oil and Chemical Company various working interests in 20 producing gas wells located in Beaver County, Oklahoma and Clarke County, Kansas. The purchase price was $3,350,000. The Company operates all 20 producing wells.

  NORSE ACQUISITION--On February 18, 1997, the Company acquired from Norse Exploration, Inc., and Norse Pipeline, Inc., various working interests in 11 natural gas and oil producing properties and, through the acquisition of the outstanding capital stock of Norse Pipeline, Inc., its 40.09% general partnership interest in the Sycamore Gas System (the ''Sycamore System''), an Oklahoma gathering system, processing plant and storage facility. The natural gas and oil wells and the gathering system are located in the Springer Field in Carter County, Oklahoma. The total purchase price was $10,750,000, plus two-year warrants to purchase 200,000 shares of the Company's Common Stock at a per share exercise price of $2.50. The estimated fair value of such warrants at the date of acquisition was approximately $254,000.

  HUFFMAN ACQUISITION--The Company also on February 18, 1997, acquired from H. Huffman & Company, an Oklahoma limited partnership, various working interests in 13 natural gas and oil producing properties and an additional 10.97% interest in the Sycamore System. The natural gas and oil wells are located in the same producing area as the properties acquired from Norse. The total purchase price for the assets acquired was $3,950,000.

  HORIZON ACQUISITION--The Company also acquired, on February 18, 1997, from Horizon Gas Partners, L.P. and HSRTW, Inc., various working and royalty interests in approximately 100 natural gas and oil producing

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

properties. The producing properties are located in Major and Blaine counties of Oklahoma. The purchase price was $10,000,000.

  1997 PROPERTY DISPOSITIONS--Management of the Company reviews the properties acquired and from time to time disposes of wells that are deemed to be unprofitable, fail to meet management's operating requirements or, under certain circumstances, are operated by other parties. During 1997, the Company disposed of various interests in an aggregate of approximately 450 properties for a total sales price of $3,993,000. All of such proceeds were used for working capital purposes.

  The following reflects the unaudited proforma results of operations assuming the 1997 and 1998 acquisitions and dispositions had all been consummated on January 1, 1997.

                                                                                         1997          1998
                                                                                      -----------  ------------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
         Revenues...................................................................    $ 70,606     $  51,110
         Operating income (loss)....................................................      24,723       (62,612)
         Loss before extraordinary item.............................................     (10,828)      (97,922)
         Net loss...................................................................     (18,714)     (140,075)
         Basic and diluted loss per common share....................................       (1.14)        (8.61)

NOTE 4.  RECAPITALIZATION

  On April 27, 1998, the Company completed a series of transactions which recapitalized the Company through (i) the transfer of all of the Company's natural gas and oil interests in natural gas and oil properties to Gothic Production , (ii) the issuance by the Company of shares of its Series B Preferred Stock, (iii) the sale of interests in natural gas and oil properties for $20,000,000, (iv) the execution of a participation agreement granting a 50% interest in substantially all of the Company's undeveloped acreage for consideration of $10,500,000, (v) the issuance by the Company of its 14 1/8 % Senior Secured Discount Notes Due 2006, (vi) the issuance by Gothic Production of its 11 1/8% Senior Secured Notes Due 2005 and (vii) the repayment and/or refinancing of substantially all of the Company's then existing debt and preferred securities (together the "Recapitalization"). Certain transactions undertaken in the Recapitalization are described in greater detail below.

  CORPORATE RESTRUCTURING

  Gothic Production was organized as a wholly owned subsidiary of the Company in March 1998. At the closing of the Recapitalization, the Company transferred to Gothic Production its ownership of all its natural gas and oil properties. The natural gas and oil assets collateralize Gothic Production's obligations under a credit facility with Bank One (the "Credit Facility") and the 11 1/8% Senior Secured Notes.

  THE CHESAPEAKE TRANSACTION

  On April 27, 1998, the Company completed several agreements with Chesapeake, pursuant to which the Company (i) executed a participation agreement granting a 50% interest in substantially all of Gothic Production 's undeveloped acreage for consideration of $10,500,000, (ii) sold for $20,000,000, a 50% interest in Gothic Production's natural gas and oil properties in the Arkoma basin, and
(iii) sold for $39,500,000, 50,000 shares of the Company's Series B Preferred Stock, having a liquidation value of $50,000,000, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. Such warrants had an estimated fair value of $4,879,000 on the date of issuance.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  FINANCING TRANSACTIONS

  The following financing transactions were also completed as part of the Recapitalization:

11 1/8% Senior Secured Notes Due 2005..................   Gothic Production sold $235,000,000 principal amount of
                                                          11 1/8% Senior Secured Notes

14 1/8% Senior Secured Discount Notes Due 2006.........   The Company sold approximately $60,155,000 initial principal amount
                                                          ($104,000,000 principal amount at maturity) of 14 1/8 % Senior Secured
                                                          Discount Notes due 2006 collateralized by the outstanding capital stock of
                                                          Gothic Production held by the Company and seven-year common stock purchase warrants exercisable at $2.40 per share to purchase 825,000 shares of
                                                          Common Stock.

Series B Preferred Stock and Warrants..................   The Company sold for $39,500,000, 50,000 shares of its Series B Preferred
                                                          Stock, having a liquidation preference of $50,000,000, and ten-year common stock purchase warrants exercisable at $0.01 per share to purchase
                                                          2,439,246 shares of Common Stock.

Arkoma Property Sales..................................   The Company sold for $20,000,000, a 50% interest in its natural gas and oil properties in the Arkoma basin.

Credit Facility........................................   Gothic Production, with the Company as guarantor, entered into the Credit
                                                          Facility with Bank One which provides among other things, borrowing availability of approximately $25,000,000 (See Note 5).

  REPAYMENTS AND REDEMPTIONS

  The net proceeds of approximately $350,500,000 from the Recapitalization described above were applied to repay or redeem the following:

12 1/4% Senior Notes...................................   These notes, outstanding in the principal amount of approximately
                                                          $99,300,000, were redeemed for approximately $102,300,000, inclusive of a
                                                          1% redemption premium and accrued interest.

Series A Preferred Stock...............................   These shares were redeemed for $38,700,000, inclusive of a 1% redemption premium and payment-in-kind dividends through the redemption date.

Credit Facility........................................   An aggregate of $206,400,000 of indebtedness owing to Bank One was repaid.


                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5.  FINANCING ACTIVITIES

     CREDIT FACILITY

     On April 27, 1998, in connection with the Recapitalization of the Company, the Company repaid $206,400,000 of indebtedness owing to Bank One, including accrued interest. Additionally, Gothic Production, with the Company as guarantor, entered into the Credit Facility.

     The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25,000,000. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at least semi-annually and was initially redetermined on October 1, 1998. Upon completion of the October 1, 1998 redetermination, the borrowing base remained at $25,000,000. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. As of December 31, 1998, Gothic Production had no amounts outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.5 to 1.0 as of the end of each quarter calculated quarterly beginning with the quarter ending June 30, 1998 and increasing to 2.0 to 1.0 as of the end of each quarter beginning with the quarter ending March 31, 1999. The Credit Facility includes covenants prohibiting cash dividends, distributions, loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. Gothic Production was not in compliance with the minimum interest coverage of at least 1.5 to 1.0 during 1998. Gothic Production received waivers of compliance with the covenant for the violations in 1998.

     11-1/8% SENIOR SECURED NOTES DUE 2005

     The 11-1/8% Senior Secured Notes Due 2005 ("Senior Secured Notes") issued by Gothic Production are fully and unconditionally guaranteed by the Company. The aggregate principal amount of Senior Secured Notes outstanding is $235,000,000 issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. The Senior Secured Notes mature on May 1, 2005. All of the obligations of Gothic Production under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Gothic Production's natural gas and oil properties, subject to certain permitted liens.

   Gothic Production may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of Gothic Production or the Company causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10,000,000 or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     14 1/8% SENIOR SECURED DISCOUNT NOTES DUE 2006

     The 14 1/8% Senior Secured Discount Notes Due 2006 (the "Discount Notes") were issued by the Company under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60,155,000. The Company also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of the Company's Common Stock with the Discount Notes. The estimated fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14 1/8%, compounded semi-annually, to an aggregate principal amount of $104,000,000 at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14 1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006. The Discount Notes are collateralized by a first priority lien against the outstanding shares of capital stock of Gothic Production.

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

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     Events of default under the Discount Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Discount Note Indenture or the holders of 25% in principal amount of the Discount Notes then outstanding, defaults under other indebtedness of the Company causing the acceleration of the due date of indebtedness having an outstanding principal amount of $10,000,000 or more, the failure of Gothic Production to be a wholly owned subsidiary of the Company, and certain other bankruptcy and other court proceedings, among other matters.

     12 1/4% SENIOR NOTES DUE 2004

     On September 9, 1997, the Company issued $100,000,000 principal amount of 12 1/4% Senior Notes Due 2004. On January 23, 1998, the Company obtained consents to the amendment of the Company's outstanding 12 1/4% Senior Notes. Of the consideration given for the consents, $15,000,000 was paid by the issuance of 15,000 shares of Series A Preferred Stock (see Note 4) and $5,800,000 was paid in cash. These consent fees totaling $20,800,000 together with unamortized discount and debt issue costs of $5,300,000 and a $1,000,000 early redemption premium related to the 12 1/4 % Senior Notes have all been written off as an extraordinary loss during the quarter ended March 31, 1998, as the terms of the consent constitute a substantial modification of the terms of the 12 1/4% Senior Notes.

     In connection with obtaining the consents, the Company agreed to raise a total of at least $45,000,000 of equity by February 28, 1998 and at least $100,000,000 from the sale of senior subordinated notes by March 31, 1998. In the event the Company failed to comply with either of these agreements, until such conditions were met, the interest rate on the 12 1/4% Senior Notes increased by 1% until the additional equity was raised and also by 1% until the senior subordinated notes were sold, provided, if the senior subordinated notes were not sold by September 30, 1998, the interest rate on the 12 1/4% Senior Notes increased by 2% until such senior subordinated notes were sold. Such additional equity was not sold by February 28, 1998. Pursuant to such consents, the holders of the 12 1/4% Senior Notes agreed that the Company had the right to redeem such notes through March 31, 1998 at 100% of the principal amount thereof and at 101% of the principal amount thereof through April 30, 1998 when such redemption right expired. On April 27, 1998, as part of the Company's Recapitalization, the Senior Notes and all accrued interest were paid in full. (See Note 4)

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6.  STOCKHOLDERS' EQUITY

     PREFERRED STOCK OFFERINGS

     Series B Preferred Stock and Warrants. On April 27, 1998, as part of the Recapitalization, the Company issued 50,000 shares of Series B Preferred Stock with an aggregate liquidation value of $50,000,000, and ten-year warrants to purchase, at an exercise price of $0.01 per share, 2,439,246 shares of the Company's Common Stock. The estimated fair value of such warrants was $4,879,000 on the date of issuance. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of Common Stock of the Company and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate Liquidation Preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at the Company's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

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

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In March 1998, the Company obtained consents from the holders of approximately 95% of the Series A Preferred Stock and the related warrants to extend through April 30, 1998 the date on which (i) the warrant exercise price on existing warrants would reduce to $0.01 and (ii) such holders would receive additional warrants. On April 27, 1998, as part of the Company's Recapitalization Plan, all 37,000 shares of the Series A Preferred Stock were redeemed and all accrued dividends paid. (See Note 4)

     During 1997, the Company issued 335,000 shares of its common stock upon exercise of outstanding warrants, at a price of $1.00 per share, 14,000 shares upon conversion of a note, and 5,000 shares upon exercise of an option held by a former director of the Company at a price of $2.00 per share. Additionally, the Company issued 250,000 shares of its common stock during the period as consideration to enter into a note payable and later issued an additional 200,000 shares to extend the maturity date of the note.

     In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants to purchase its common stock.

A summary of the status of Gothic's warrants as of December 31, 1997 and 1998, and changes during each of the years then ended, is presented below:

                                                                      WARRANTS OUTSTANDING            WARRANTS EXERCISABLE
                                                                  ---------------------------      --------------------------
                                                                                                                     WEIGHTED
                                                                                     WEIGHTED                        AVERAGE
                                                                    NUMBER           AVERAGE          NUMBER         EXERCISE
                                                                  OUTSTANDING         PRICE         EXERCISABLE       PRICE
                                                                  -----------       ---------      ------------     ---------
            Balance at December 31, 1996                          10,157,031           $2.43        10,157,031         $2.43
                Warrants granted                                   1,600,000            2.94
                Warrants exercised                                  (335,000)           1.00
                Warrants forfeited                                   (17,500)           1.00
                                                                  ----------

            Balance at December 31, 1997                          11,404,531           $2.54        11,404,531         $2.54
                Warrants granted                                   5,940,024            1.06
                                                                  ----------

            Balance at December 31, 1998                          17,344,555           $2.00        17,344,555         $2.00
                                                                  ==========



    The following table summarizes information about Gothic's warrants, which were outstanding, and those which were exercisable, as of December 31, 1998:


                                                                  WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
                                                      -------------------------------------------  --------------------------
                                                                         WEIGHTED      WEIGHTED                    WEIGHTED
                             PRICE                        NUMBER         AVERAGE       AVERAGE        NUMBER        AVERAGE
                             RANGE                      OUTSTANDING       LIFE          PRICE       EXERCISABLE      PRICE
                         -------------                ---------------  ------------  ------------  -------------  -----------
                         $.01 - $3.00                    17,344,555      3.8 years      $2.00        17,344,555      $2.00

NOTE 7.   STOCK OPTIONS

     INCENTIVE STOCK OPTION PLAN--The Company has an incentive stock option and non-statutory option plan (the ''Plan''), which provides for the issuance of options to purchase up to 2,500,000 shares of Common Stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

of the common stock on the date of grant. The exercise price of a non-qualified option granted under the Plan may not be less than 40% of the fair market value of the common stock at the time the option is granted. As of December 31, 1997 and 1998, options to purchase 1,505,000 and 2,095,000 shares of common stock, respectively, had been issued under the Plan. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon completion of the second year of future service. No non-qualified options have been issued under the Plan.

     OMNIBUS INCENTIVE PLAN--On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards of up to an aggregate of 1,000,000 shares of Common Stock of the Company to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (i) 100% of the fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. No options have been issued under the Omnibus Incentive Plan.

     NON-EMPLOYEE STOCK OPTION PLAN--The 1996 Non-Employee Stock Option Plan provides a means by which non-employee Directors of the Company and consultants to the Company can be given an opportunity to purchase stock in the Company. The Plan provides that a total of 1,000,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments. The exercise price for each option granted under the Non-Employee Plan will be not less than the fair market value of the Common Stock on the date of grant. Each option granted under the Non-Employee Plan is exercisable 10 years after the date of grant. Options granted to Directors will terminate thirty (30) days after the date the Director is no longer a Director of the Company. As of December 31, 1997 and 1998, options to purchase 450,000 and 600,000 shares of common stock, respectively, had been issued under the Non-Employee Plan.

A summary of the status of Gothic's stock options as of December 31, 1997 and 1998, and changes during each of the years then ended, is presented below:

                                                                        Options Outstanding               OPTIONS EXERCISABLE
                                                                -----------------------------------  -----------------------------
                                                                                                                       WEIGHTED
                                                                                      WEIGHTED                          AVERAGE
                                                                     NUMBER            AVERAGE           NUMBER        EXERCISE
                                                                  Outstanding           Price         Exercisable        Price
                                                                ----------------  -----------------  --------------  -------------
            Balance at December 31, 1996                            2,245,000            $1.32          1,352,500         $1.93
                Options granted                                       450,000              .40
                Options exercised                                      (5,000)            2.00
                                                                    ---------

            Balance at December 31, 1997                            2,690,000            $1.17          1,850,000         $1.52
                Options granted                                     1,285,000              .40
                Options forfeited                                    (545,000)             .40
                                                                    ---------

            Balance at December 31, 1998                            3,430,000            $1.00          1,927,500         $1.47
                                                                    =========

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


  The following table summarizes information about Gothic's stock options which were outstanding, and those which were exercisable, as of December 31, 1998:

                                                                 OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                             --------------------------  -----------------------------
                                                              WEIGHTED         WEIGHTED                         WEIGHTED
                     PRICE                NUMBER              AVERAGE          AVERAGE         NUMBER           AVERAGE
                     RANGE              OUTSTANDING            LIFE             PRICE        EXERCISABLE         PRICE
                     -----              -----------           --------         --------      -----------        --------
                  $1.50- $3.30              735,000          2.2 years          $3.21            735,000          $3.21
                  $0.40                   2,695,000          3.3 years          $0.40          1,192,500            .40

  The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options granted to employees, including directors, and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") for stock options and warrants granted to non-employees. No compensation cost has been recognized in 1997 or 1998.

  Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been increased as follows:

                                                                                         1997            1998
                                                                                   ----------------  -------------
                                                                                           (IN THOUSANDS)
     Net loss available for common shares:
         As reported.............................................................          $(4,848)     $(140,383)
                                                                                           =======      =========
         Pro Forma...............................................................          $(5,698)     $(141,232)
                                                                                           =======      =========
      Basic and diluted loss per share:
         As reported.............................................................          $  (.35)     $   (8.63)
                                                                                           =======      =========
         Pro Forma...............................................................          $  (.41)     $   (8.68)
                                                                                           =======      =========

  The fair value of each option granted is estimated using the Black Scholes model. The Company's stock volatility was 0.81 in 1997 and 1998, based on previous stock performance. Dividend yield was estimated to remain at zero with an average risk free interest rate of 6.25 percent and 4.81 percent in 1997 and 1998, respectively. Expected life was 3 years for options issued in both 1997 and 1998 based on prior experience, the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1997 and 1998 under the Stock Option Plan were $474,000 and $643,000, respectively.

  OPTION REPRICING - On December 9, 1998, the Board of Directors of the Company authorized the amendment of the terms of all of the options granted to then current employees under its stock option plans to reduce the exercise price to $0.40 per share, the fair market value of its outstanding shares of Common Stock on that date. At the time, the Company had outstanding options to purchase a total of 2,695,000 shares held by 24 employees, three officers and two Directors with exercise prices ranging from $1.50 to $2.56 per share. The fair value of these options on the date of the repricing was approximately $65,000. The stock option information in the tables above retroactively reflects the repriced options.

NOTE 8.  INCOME TAXES

  Deferred tax assets and liabilities are comprised of the following at December 31, 1998 (in thousands):

     Deferred tax assets:
         Gas balancing liability........................................................       $  1,488
         Net operating loss carryforwards...............................................         38,149
         Depletion carryforwards........................................................            257
         Tax over book basis of natural gas and oil properties..........................         17,697
         Accrued wages..................................................................             61
                                                                                               --------
         Gross deferred tax assets......................................................         57,652

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      Deferred tax liabilities:
         Deferred lease operating expenses..............................................           (602)
                                                                                               --------
         Gross deferred tax liabilities.................................................           (602)
      Net deferred tax assets...........................................................         57,050
         Valuation allowance............................................................        (57,050)
                                                                                               --------
                                                                                               $      -
                                                                                               ========

  Net operating losses of approximately $94,243,000 are available for future use against taxable income. These net operating loss carryforwards ("NOL") expire in the years 2010 through 2013.

  In addition, an acquisition in January, 1996 made available approximately $6,147,000 of net operating loss carryforwards and $675,000 of depletion carryforwards generated prior to the acquisition. However, the loss carryforwards and depletion carryforwards are limited annually under Internal Revenue Code Section 382 due to a change in ownership. The net operating loss carryforwards expire in the years 2000 through 2010 and the depletion carryforwards can be carried forward indefinitely.

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

  Realization of the net deferred tax asset is dependant on generating sufficient taxable income in future periods. The Company has recorded a 100% valuation allowance, as it is more likely than not that realization will not occur in the future.


NOTE 9. COMMITMENTS AND CONTINGENCIES

  The Company has entered into an employment agreement with its President effective January 1, 1999, whereby he will receive a base salary of $189,000 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. The President is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of the agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. The President can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), the President is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for period of one year after such termination. In the event of a change in control, as defined, of the Company, the President has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years of his base salary under the agreement, plus a lump sum payment of $250,000.

  The Company has also entered into an employment agreement with its Chief Financial Officer effective January 1, 1999, whereby he will receive a base salary of $157,500 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. The CFO is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of the agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. The CFO can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), the CFO is entitled to receive a payment representing all salary due under the remaining full term of his agreement, and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, the CFO has the right to terminate his employment with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years base salary, plus a lump sum payment of $200,000.

  The Company leases its corporate offices and certain office equipment and automobiles under non-cancelable operating leases. Rental expense under non-cancelable operating leases was $122,000 and $190,000 for the years ended December 31, 1997 and 1998, respectively.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


  Remaining minimum annual rentals under non-cancelable lease agreements subsequent to December 31, 1998 are as follows:

          1999..........................................................................     $227,000
          2000..........................................................................       57,000
          2001..........................................................................       25,000
          2002..........................................................................       14,000
          2003..........................................................................        9,000

  The Company is not a defendant in any pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.


NOTE 10. BENEFIT PLAN

  The Company maintains a 401(k) Plan for the benefit of its employees. The Plan was implemented in October 1997. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes limited matching contributions to the Plan, and may also make other discretionary contributions. The Company's contributions for 1997 and 1998 were $35,000 and $62,000, respectively.


NOTE 11. MAJOR CUSTOMERS

  During the year ended December 31, 1998, the Company was a party to contracts whereby it sold 50% of its gas production to Continental Natural Gas Corporation, and 32% and 25% of its oil production to Sun Refining and Marketing and Duke Energy, Inc., respectively. The Company has a ten-year marketing agreement, whereby the majority of the natural gas associated with the Amoco Acquisition will be sold to Continental, at market prices, under this agreement.



NOTE 12. RELATED PARTY TRANSACTIONS

  During 1997, the Company made advances totaling $336,000 to two officers and directors of the Company. In February 1998, $168,000 was received in connection with a severance agreement. The balance outstanding on the remaining advance was $179,000 as of December 31, 1998. The advance is interest bearing.


NOTE 13. COMMON STOCK DELISTING

  Because the Company's common stock has traded at a price below $1.00 per share for more than 30 consecutive trading dates and because, by virtue of the provision of impairment of natural gas and oil properties recognized during the third and fourth quarters of 1998, its net tangible assets at year-end were less than $2.0 million, its shares of common stock are subject to delisting from the Nasdaq Smallcap Market. The Company was notified on January 26, 1999 that it no longer met minimum listing requirements and that its shares would be delisted from the Nasdaq Smallcap Market, effective with the close of business on February 2, 1999. On February 1, 1999, the Company requested a hearing before the staff of Nasdaq and additionally requested a stay of the delisting action which was to have taken effect on February 2, 1999. The Company has been granted a hearing to take place on April 9, 1999. If the appeal of the delisting is not successful, the Company's common stock will be traded over-the-counter.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 14. SUMMARIZED FINANCIAL INFORMATION

  Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership of all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of December 31, 1998 and for the year ended December 31, 1998. (in thousands)

                                                             As of  December 31,  1998
                           -------------------------------------------------------------------------------------------
                                                                                               Gothic Energy
                                    Gothic Energy                Gothic Production              Corporation
                                     Corporation                  Corporation /(1)/             Consolidated
                                     -----------                -------------------             ------------
Current assets                         $     -                      $  9,801                       $  9,801
Non-current assets                       2,230                       225,257                        227,487
Current liabilities                          -                        13,850                         13,850
Non-current liabilities                 66,179                       241,180                        307,359

                                                      For the year ended December 31,  1998
                           --------------------------------------------------------------------------------------------
                                                                                               Gothic Energy
                                     Gothic Energy               Gothic Production              Corporation
                                      Corporation                 Corporation /(1)/             Consolidated
                                      -----------               -------------------            -------------
Total revenues                          $ 21,033                       $ 32,000                  $  53,033
Operating costs and
   expenses                               16,172                         23,781                     39,953
Provision for impairment
   of natural gas and oil
   properties                                  -                         76,000                     76,000
Interest expense and
   amortization of debt
   issuance cost                          16,821                         18,617                     35,438
Loss before
   extraordinary item                    (12,408)                       (85,822)                   (98,230)
Net loss                                 (43,842)                       (85,847)                  (129,689)

(1)  Since the Recapitalization on April 27, 1998


NOTE 15. SUPPLEMENTARY NATURAL GAS AND OIL INFORMATION

FINANCIAL DATA

  The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures About Oil and Gas Producing Activities".

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


  CAPITALIZED COSTS--The aggregate amounts of capitalized costs relating to natural gas and oil producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1998 were as follows:

                                                                                      1998
                                                                                 --------------
                                                                                 (IN THOUSANDS)
      Proved properties......................................................       $242,012
      Unproved properties, not subject to depreciation, depletion and
        amortization (1).....................................................          2,862
      Less: Accumulated depreciation, depletion, and amortization............        (32,693)
                                                                                    --------
         Net natural gas and oil properties..................................       $212,181
                                                                                    ========

(1) The Company expects to evaluate the unproved properties during the next two years.

  COSTS INCURRED--Costs incurred in natural gas and oil property acquisition, exploration and development activities for the years ended December 31, 1997 and 1998 were as follows:

                                                                                        1997            1998
                                                                                    ------------  ----------------
                                                                                           (IN THOUSANDS)
        Property acquisition..................................................       $83,694          $225,103
        Development costs.....................................................         6,141            18,379
                                                                                     -------          --------
           Total costs incurred...............................................       $89,835          $243,482
                                                                                     =======          ========


NATURAL GAS AND OIL RESERVES DATA (UNAUDITED)

  ESTIMATED QUANTITIES--Natural gas and oil reserves cannot be measured exactly. Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

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

  Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data as explained above. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows and significant revisions could occur in the near term. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located onshore in the states of Oklahoma, Texas, New Mexico, Arkansas and Kansas.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


  The following unaudited table, which is based on reports of Lee Keeling and Associates, Inc., sets forth proved natural gas and oil reserves:

                                                                                   1997                     1998
                                                                          -----------------------  ----------------------
                                                                            Bbls         MCF         Bbls         MCF
                                                                          ---------  ------------  ---------  -----------
                                                                              (in thousands)           (in thousands)
Proved Reserves:
  Beginning of year.....................................................     1,158        64,534      3,585      127,460
  Revisions of previous estimates.......................................       552       (13,154)      (872)      39,577
  Purchases of reserves in place........................................     2,195        89,016      1,362      233,007
  Production............................................................      (176)       (6,583)      (257)     (24,455)
  Sales of reserves in place............................................      (144)       (6,353)    (2,057)     (68,921)
                                                                             -----       -------     ------      -------
  End of year                                                                3,585       127,460      1,761      306,668
                                                                             =====       =======     ======      =======

Proved Developed:
  Beginning of year.....................................................     1,135        47,485      2,503       91,690
  End of year...........................................................     2,503        91,690      1,523      254,762

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS--Future net cash inflows are based on the future production of proved reserves of natural gas and crude oil as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, by applying current prices of natural gas and oil to estimated future production of proved reserves. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 1998, were $1.81 per mcf, and $10.50 per barrel, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes.

  Estimated future income taxes are computed by applying the appropriate year-end statutory tax rate to the future pretax net cash flows relating to the Company's estimated proved natural gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances. Subsequent to December 31, 1998, the ''spot market'' price of natural gas decreased to approximately $1.60 per mcf, and oil prices dropped to approximately $10.30 per barrel, through March 12, 1998. This decline would have a significant impact on the SMOG values.

  Included in the estimated standardized measure of future cash flows are certain capital projects (future development costs). The Company estimates the capital required to develop its undeveloped natural gas and oil reserves during 1999 to be approximately $16,000,000 to $18,000,000. The Company's planned financial arrangements are discussed in Note 5. If such capital is not employed, the estimated future cash flows will be impacted.

  The following table sets forth the Company's unaudited estimated standardized measure of discounted future net cash flows.

                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                           1997             1998
                                                                                     ----------------  --------------
                                                                                              (IN THOUSANDS)
Cash Flows Relating to Proved Reserves:
  Future cash inflows..............................................................        $ 351,915       $ 573,604
  Future production costs..........................................................         (102,353)       (141,253)
  Future development costs.........................................................          (26,911)        (37,028)
  Future income tax expense........................................................          (51,925)        (47,264)
                                                                                           ---------       ---------
                                                                                             170,726         348,059
  Ten percent annual discount factor...............................................          (76,624)       (169,297)
                                                                                           ---------       ---------
  Standardized Measure of Discounted Future Net Cash Flows.........................        $  94,102       $ 178,762
                                                                                           =========       =========

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

  The following table sets forth changes in the standardized measure of discounted future net cash flows (in thousands):

                                                                                        DECEMBER 31,     DECEMBER 31,
                                                                                            1997            1998
                                                                                        ------------     ------------
                                                                                             (IN THOUSANDS)
Standardized measure of discounted future cash flows-beginning of period............         $ 49,083      $  94,102
Sales of natural gas and oil produced, net of operating expenses....................          (10,558)       (38,585)
Purchases of reserves-in-place......................................................           75,736        231,184
Sales of reserves-in-place..........................................................           (5,832)       (62,933)
Revisions of previous quantity estimates and changes in sales prices and
   production costs.................................................................          (19,235)       (54,416)
Accretion of discount...............................................................            4,908          9,410
                                                                                             --------      ---------
Standardized measure of discounted future cash flows-end of period..................         $ 94,102      $ 178,762
                                                                                             ========      =========