Form 10QSB
period 1999-03-31
GOTHIC ENERGY CORP
filed 1999-05-17
CIK 878482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period from________________to___________________.


     --------------------------------------------------------------------

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


                    APPLICABLE ONLY TO CORPORATE  ISSUERS:

     As of May 13, 1999, 16,291,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
     Item 1 - Financial Statements

     Consolidated Unaudited Balance Sheet
     December 31, 1998 and March 31,1999................................     3

     Consolidated Unaudited Statement of Operations
     Three months ended March 31, 1998 and 1999.........................     4

     Consolidated Unaudited Statement of Cash Flows
     Three months ended March 31, 1998 and 1999.........................     5

     Notes to Unaudited Consolidated Financial Statements...............     6

     Report of Review by Independent Accountants........................     8

     Item 2 - Management's Discussion and Analysis

     Management's Discussion and Analysis or Plan of Operation..........     9


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K..........................    14

     Signatures.........................................................    15

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except par value)

                                                                     December 31,                March 31,
                             ASSETS                                      1998                      1999
                             ------                               ------------------        ------------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   2,289                 $   5,691
  Natural gas and oil receivables                                          7,236                     8,032
  Receivable from officers and employees                                      55                        52
  Other                                                                      221                       224
                                                                       ---------                 ---------
  Total current assets                                                     9,801                    13,999

Property and equipment:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                           242,012                   244,539
    Unproved properties not subject to amortization                        2,862                     3,524
  Equipment, furniture and fixtures                                        3,327                     3,522
  Accumulated depreciation, depletion and amortization                   (33,201)                  (38,486)
                                                                       ---------                 ---------
Property and equipment, net                                              215,000                   213,099
Other assets, net                                                         12,487                    11,955
                                                                       ---------                 ---------
Total assets                                                           $ 237,288                 $ 239,053
                                                                       =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable trade                                               $   3,208                 $   2,547
  Revenues payable                                                         6,031                     6,277
  Accrued interest expense                                                 4,358                    10,893
  Other accrued liabilities                                                  253                       193
                                                                       ---------                 ---------
Total current liabilities                                                 13,850                    19,910

Long-term debt, net                                                      301,179                   304,962
Gas imbalance and other liabilities                                        6,180                     3,707

Stockholders' equity (deficit):
  Series B Preferred Stock, Par Value $.05, authorized
    165,000 shares; 54,187 shares issued and outstanding                  36,945                    39,010
  Common stock, par value $.01, authorized 100,000,000 shares;
    issued and outstanding 16,261,640 and 16,291,640 shares                  162                       163
  Additional paid in capital                                              42,996                    43,011
  Accumulated deficit                                                   (163,845)                 (171,531)
  Note receivable                                                           (179)                     (179)
                                                                       ---------                 ---------
Total stockholders' equity (deficit)                                     (83,921)                  (89,526)
                                                                       ---------                 ---------
Total liabilities and stockholders' equity (deficit)                   $ 237,288                 $ 239,053
                                                                       =========                 =========

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                        For the three months ended
                                                                                  March 31,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Revenues:
  Natural gas and oil sales                                           $ 16,516                   $10,853
  Well operations                                                          586                       617
                                                                      --------                   -------

    Total Revenues                                                      17,102                    11,470

Costs and expenses:
  Lease operating expenses                                               4,664                     2,339
  Depletion, depreciation and amortization                               7,444                     5,285
  General and administrative expense                                       913                       971
                                                                      --------                   -------

Operating income                                                         4,081                     2,875
Interest expense and amortization of debt issuance costs                (8,033)                   (9,277)
Interest and other income                                                  166                       781
Loss on sale of investments                                               (265)                        -
                                                                      --------                   -------

Loss before extraordinary item                                          (4,051)                   (5,621)

Loss on early extinguishment of debt                                    27,061                         -
                                                                      --------                   -------

Net loss                                                               (31,112)                   (5,621)

Preferred dividend ($26.32 and $29.59 per preferred share)                 974                     1,603
Preferred dividend - amortization of  preferred discount                     -                       462
                                                                      --------                   -------

Net loss available for common shares                                  $(32,086)                  $(7,686)
                                                                      ========                   =======

Loss per common share before extraordinary item,
   basic and diluted                                                  $   (.31)                  $  (.47)
                                                                      ========                   =======

Net loss per common share, basic and diluted                          $  (1.97)                  $  (.47)
                                                                      ========                   =======

Weighted average common shares outstanding                              16,261                    16,281
                                                                      ========                   =======

                             See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                             For the three months ended
                                                                                       March 31,
                                                                    ----------------------------------------------
                                                                             1998                      1999
                                                                    --------------------      --------------------
Cash flows from operating activities:
    Net loss                                                              $ (31,112)                  $(5,621)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                                  7,444                     5,285
    Amortization of discount and loan costs                                     920                       414
    Accretion of interest on discount notes                                       -                     2,283
    Loss on early extinguishment of debt                                     27,061                         -

Changes in assets and liabilities:
    Increase in accounts receivable                                          (4,971)                     (793)
    Increase in other current assets                                            (62)                       (3)
    Increase (decrease)  in accounts and revenues payable                     4,128                      (415)
    Increase (decrease) in accrued liabilities                               (1,164)                    6,475
    Decrease in gas imbalance liability                                           -                       (76)
                                                                          ---------                   -------

Net cash provided by operating activities                                 $   2,244                   $ 7,549

Net cash used by investing activities:
    Collection of note receivable from officer and director                     167                         -
    Purchase of available-for-sale investments                                 (462)                        -
    Proceeds from sale of investment                                            724                         -
    Proceeds from sale of property and equipment                              4,000                     2,095
    Purchase of property and equipment                                     (214,511)                   (2,839)
    Property development costs                                               (2,635)                   (4,875)
                                                                          ---------                   -------

Net cash used by investing activities                                     $(212,717)                  $(5,619)

Cash flows from financing activities:
    Proceeds from short-term borrowings                                      60,000                         -
    Payment of short-term borrowings                                         (1,500)                        -
    Proceeds from long-term borrowings                                      132,684                     1,500
    Payments of long-term borrowings                                         (4,500)                        -
    Proceeds from sale of preferred stock, net                               36,475                         -
    Payment of loan fees                                                    (26,114)                      (28)
                                                                          ---------                   -------

Net cash provided by financing activities                                 $ 197,045                   $ 1,472

Net change in cash and cash equivalents                                     (13,428)                    3,402
Cash and cash equivalents, beginning of period                               16,722                     2,289
                                                                          ---------                   -------
Cash and cash equivalents, end of period                                  $   3,294                   $ 5,691
                                                                          =========                   =======

Supplemental disclosure of interest paid                                  $   7,113                   $ 6,579
                                                                          =========                   =======

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

  Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1998 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

  In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1999. The results of operations for the 1999 period is not necessarily indicative of the results of operations to be expected for the full year.

  Loss per common share - Loss per common share before extraordinary item and net loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,575,000 shares were outstanding as of March 31, 1999 which were not included in the computation of diluted loss per share.

  Recently issued Financial Accounting Pronouncements -   In June 1998, the FASB
issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Due to the limited nature of the Company's hedging activities, the Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or results of operations when adopted.

NOTE 2.  GOING CONCERN

  The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during the year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline has continued to affect the ongoing revenues and cash flows of the Company, resulting in a net loss of $5,621,000 for the three months ended March 31, 1999.

  It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With commodity prices continuing to reflect the excess of supply in the overall system, the prices of natural gas continue to be depressed. These depressed prices affect the Company's ability to generate sufficient reserves to replace current production. Absent an overall increase in commodity prices, the Company will continue to be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level.

NOTE 3.  NATURAL GAS AND OIL PROPERTIES

  In early 1999, the natural gas and oil industry experienced a downturn in natural gas prices. Utilizing natural gas and oil prices in effect at March 31, 1999, the Company's calculation of its ceiling with respect to costs capitalized associated with its natural gas and oil properties indicated that a write-down of $46 million before taxes was warranted. Subsequent to March 31, 1999, both natural gas and oil prices have increased to levels which indicate no such impairment, and accordingly, no write-down of the Company's natural gas and oil properties has been reflected in the accompanying statement of operations. Future declines in natural gas and oil prices experienced by the Company could cause the Company in the near term to reduce the carrying value of its natural gas and oil properties.

NOTE 4.  SUMMARIZED FINANCIAL INFORMATION

  Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership in all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of March 31, 1999 and for the three month period ended March 31, 1999. (in thousands)

                                                              As of  March 31, 1999
                              ---------------------------------------------------------------------------------------
                                                                                                 Gothic Energy
                                    Gothic Energy               Gothic Production                Corporation
                                     Corporation                   Corporation                   Consolidated
                                     -----------                -----------------               --------------
Current assets                         $   -                         $ 13,999                      $ 13,999
Non-current assets                       1,982                        223,072                       225,054
Current liabilities                        -                           19,910                        19,910
Non-current liabilities                 68,462                        240,207                       308,669

                                                      For the three months ended March 31, 1999
                              ---------------------------------------------------------------------------------------
                                                                                                 Gothic Energy
                                    Gothic Energy               Gothic Production                Corporation
                                     Corporation                   Corporation                   Consolidated
                                     -----------                -----------------               --------------
Total revenues                         $  -                          $11,470                        $11,470
Operating costs and
   expenses                               -                            8,595                          8,595
Interest expense and
   amortization of debt
   issuance cost                         2,355                         6,922                          9,277
Net loss                                (2,355)                       (3,266)                        (5,621)


INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern, as discussed in Note 2 to those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
May 14, 1999

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings, financial condition and liquidity during the periods included in the accompanying Consolidated Financial Statements.

General

     The Company's results of operations have been significantly affected by its acquisition of producing natural gas and oil properties over the last three years. During the first quarter of 1998, the Company completed the Amoco Acquisition for a purchase price of approximately $242.0 million. This acquisition included approximately 240.0 Bcfe. The Amoco Acquisition was financed primarily through borrowings under the Company's Credit Facility.

     The following table reflects certain summary operating data for the periods presented:

Results of Operations

                                                         Quarter Ended March 31,
                                                        1998                 1999
                                                   --------------      ----------------
                                                     (in thousands, unless otherwise
                                                                indicated)
Net Production:
   Oil (Mbbls)                                                 86                    40
   Natural gas (Mmcf)                                       6,956                 6,422
   Natural gas equivalent (Mmcfe)                           7,472                 6,662

Oil and Natural Gas Sales:
   Oil                                                    $ 1,299               $   481
   Natural gas                                             15,217                10,372
                                                          -------               -------
   Total                                                  $16,516               $10,853
                                                          =======               =======

Average Sales Price:
   Oil (Bbl)                                              $ 15.10               $ 12.03
   Natural gas (Mcf)                                         2.19                  1.62
   Natural gas equivalent (Mcfe)                             2.21                  1.63

Expenses ($ per Mcfe):
   Lease operating/(1)(2)/                                $  0.48               $  0.24
   General and administrative/(3)/                           0.09                  0.15
   Depreciation, depletion and                               0.99                  0.77
    amortization/(4)/

-------------------------------------------------
(1)  Includes lease operating costs and direct field costs only.
(2) The 1998 lease operating expense amount includes $1.1 million of non-recurring costs associated with the Amoco Acquisition transition.
(3)  Excludes a non-recurring severance payment to a former officer in 1998.
(4) Represents depreciation, depletion and amortization of oil and natural gas properties only.

------------------------------------------------------------------------------

    Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

  Revenues were $11.5 million for the quarter ended March 31, 1999, as compared to $17.1 million for the quarter ended March 31, 1998. This represents a 33% decrease in total revenue for the period. Natural gas and oil sales for the quarter ended March 31, 1999 decreased $5.6 million (34%) to $10.9 million, with $481,000 from oil sales and $10.4 million from natural gas sales, as compared to natural gas and oil sales of $16.5 million for the quarter ended March 31, 1998, with $1.3 million from oil sales and $15.2 million from natural gas sales. The decrease in natural gas and oil sales was primarily the result of lower commodity prices within the natural gas and oil industry and the sale of properties by the Company subsequent to the first quarter of 1998. Of the $5.6 million decrease in comparable natural gas and oil sales, approximately $3.6 million was the result of the lower commodity prices and approximately $2.0 million was the result of lower production volumes resulting from property sales. Oil sales in 1999 were based on the sale of 40,000 barrels at an average price of $12.03 per barrel as compared to 86,000 barrels at an average price of $15.10 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 6,422,000 Mcf at an average price of $1.62 per Mcf compared to 6,956,000 Mcf at an average price of $2.19 per Mcf in 1998.

  The Company incurred lease operating expenses for the quarter ended March 31, 1999 of $2.3 million compared with lease operating expenses of $4.7 million for the quarter ended March 31, 1998. Lease operating expenses include approximately $731,000 and $1.1 million, respectively, in production taxes which the Company incurred from its share of production in 1999 and 1998. The decrease in lease operating expenses is primarily due to the sale of oil properties in the Johnson Ranch and Brushy Draw areas. Lease operating expenses as a percentage of natural gas and oil sales were 22% in 1999 as compared to 28% in 1998.

  Depreciation, depletion and amortization expense was $5.3 million for the quarter ended March 31, 1999 as compared to $7.4 million for the quarter ended March 31, 1998. The decrease resulted primarily from the writedown of natural gas and oil properties in 1998 and the decreased production associated with the properties sold in 1998.

  General and administrative costs were $971,000 for the quarter ended March 31, 1999, as compared to $913,000 for the quarter ended March 31, 1998. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired from Amoco. General and administrative costs per Mcfe increased from $0.12 in 1998 to $0.15 in 1999.

  Interest and debt issuance costs were $9.3 million for the quarter ended March 31, 1999 as compared to $8.0 million for 1998. The increase primarily relates to interest, and costs associated with the 11 1/8% Senior Secured Notes and the 14 1/8% Senior Secured Discount Notes issued as part of the Company's recapitalization in April 1998. The Company incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $2.3 million related to the 14 1/8% Senior Secured Discount Notes, $42,000 with Bank One, Texas, NA and $414,000 as amortization of loan costs.

  The Company earned $781,000 in interest and other income during the quarter ended March 31, 1999 compared to $166,000 in 1998. The 1999 amount includes $720,000 from the sale of seismic data.

  The Company recorded an extraordinary loss on early extinguishment of debt in the amount of $27.1 million (reflecting the payment of $20.8 million in consent fees and the write-off of $6.2 million in unamortized discount and debt issue costs) in the quarter ending March 31, 1998. The loss was recognized as a result of amendments to the Company's 12 1/4% Senior Notes which constituted a substantial modification to the terms of these notes.

  The Company also incurred $2.1 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the quarter ended March 31, 1999, compared to $974,000 in preferred dividends on its Series A Preferred Stock in 1998.

------------------------------------------------------------------------------

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

  In April 1999, the Company entered into a hedge agreement in the form of a collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The collar places a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by the Company. Additionally, in March 1999 the Company entered into a similar collar agreement with respect to the production of 50,000 MMBTU per month during the period of April through October 1999 at a floor price of $1.65 per MMBTU and a ceiling of $2.16 per MMBTU. The Company will pay the other party $0.05 per MMBTU per month over the term of the agreement.

  In early 1999, the natural gas and oil industry experienced a downturn in natural gas prices. Utilizing natural gas and oil prices in effect at March 31, 1999, the Company's calculation of its ceiling with respect to costs capitalized associated with its natural gas and oil properties indicated that a write-down of $46 million before taxes was warranted. Subsequent to March 31, 1999, both natural gas and oil prices have increased to levels which indicate no such impairment, and accordingly, no write-down of the Company's natural gas and oil properties has been reflected in the accompanying statement of operations. Future declines in natural gas and oil prices experienced by the Company could cause the Company in the near term to reduce the carrying value of its natural gas and oil properties.

Liquidity and Capital Resources

General

  Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the quarters ended March 31, 1998 and 1999:

                                                                            Quarter ended March 31,
                                                                          1998                   1999
                                                                    ----------------       ----------------
                                                                     (in thousands)
     Net cash provided by operating activities                              $  2,244                 $7,549
     Net cash used in investing activities                                   212,717                  5,619
     Net cash provided by financing activities                               197,045                  1,472

  Net cash provided by operations was $7.5 million for the quarter ended March 31, 1999 as compared to net cash provided of $2.2 million for the same period in 1998. The operating cash flows for the quarter ended March 31, 1999 reflect the decrease in income from operations resulting from lower commodity prices and production volumes, partially offset by changes in working capital.

  The Company used $5.6 million of net cash in investing activities for the quarter ended March 31, 1999 compared to net cash used of $212.7 million for the same period in 1998. This includes well enhancement costs of approximately $4.9 million and approximately $2.8 million in cash paid for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of the Company's Johnson Ranch operations.

------------------------------------------------------------------------------

  Net cash provided by financing activities for the quarter ended March 31, 1999 was $1.5 million compared to $197.0 million provided in 1998. The March 31, 1999 amount includes proceeds from the Company's credit facility of $1.5 million, partially offset by the payment of $28,000 in bank and other loan fees.

Outstanding Indebtedness and Other Securities

Credit Facility.
---------------

  On April 27, 1998, Gothic Production, with the Company as guarantor, entered into the Credit Facility. The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25,000,000. Borrowings initially are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at least semi-annually and was initially redetermined on October 1, 1998. Upon completion of the April 1, 1999 redetermination, the borrowing base remained at $25,000,000. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. As of March 31, 1999, Gothic Production had $1,500,000 outstanding under the Credit Facility.

  The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others,
(i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and
(viii) a minimum interest coverage ratio of not less than 1.2 to 1.0 for the quarter ended March 31, 1999, 1.25 to 1.0 for the quarter ended June 30, 1999,
1.50 to 1.0 for the quarter ended September 30, 1999, 1.75 to 1.0 for the quarter ended December 31, 1999 and 2.0 to 1.0 for each remaining quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting cash dividends, distributions and loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

Future Capital Requirements and Resources

  The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. The Company currently has $23.5 million in borrowing capacity available under its Credit Facility.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

  With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Notes 2 and 3 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations -General," "- Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998," "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               15 -   Letter Regarding Unaudited Interim Financial Information

               27 -   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOTHIC ENERGY CORPORATION



Date:  May 14, 1999                By:  /s/ Michael Paulk
                                        -----------------------------------
                                        MICHAEL PAULK,
                                        President, Chief Executive Officer


Date:  May 14, 1999                By:  /s/ Steven P. Ensz
                                        -----------------------------------
                                        STEVEN P. ENSZ,
                                        Vice President of Finance, Chief
                                        Financial Officer


Date:  May 14, 1999                By:  /s/ Andrew McGuire
                                        -----------------------------------
                                        ANDREW MCGUIRE,
                                        Controller