Form 10QSB
period 1999-06-30
GOTHIC ENERGY CORP
filed 1999-08-16
CIK 878482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB



      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the period from________________________to________________________.


     ---------------------------------------------------------------------

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

   Yes       X         No
       --------------     --------------


                     APPLICABLE ONLY TO CORPORATE  ISSUERS:

          As of August 13, 1999, 16,291,640 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           PAGE
  Item 1 - Financial Statements

  Consolidated Unaudited Balance Sheet
  December 31, 1998 and June 30,  1999.....................................   3

  Consolidated Unaudited Statement of Operations
  Six months ended June 30, 1998 and 1999..................................   4

  Consolidated Unaudited Statement of Operations
  Three months ended June 30, 1998 and 1999................................   5

  Consolidated Unaudited Statement of Cash Flows
  Six months ended June 30, 1998 and 1999..................................   6

  Notes to Unaudited Consolidated Financial Statements.....................   7

  Report of Review by Independent Accountants..............................  10

  Item 2 - Management's Discussion and Analysis

  Management's Discussion and Analysis or Plan of Operation................  11


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K................................  18

  Signatures...............................................................  19

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                (in thousands, except par value and share data)



                                                                          December 31,               June 30,
                                 ASSETS                                       1998                     1999
                                 ------                                -------------------     --------------------
                                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $   2,289                 $   1,869
  Natural gas and oil receivables                                               7,236                     9,711
  Receivable from officers and employees                                           55                        62
  Other                                                                           221                       301
                                                                            ---------                 ---------
  Total current assets                                                          9,801                    11,943

Property and equipment:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                242,012                   249,158
    Unproved properties not subject to amortization                             2,862                     4,121
  Equipment, furniture and fixtures                                             3,327                     3,546
  Accumulated depreciation, depletion and amortization                        (33,201)                  (43,853)
                                                                            ---------                 ---------
Property and equipment, net                                                   215,000                   212,972
Other assets, net                                                              12,487                    11,585
                                                                            ---------                 ---------
Total assets                                                                $ 237,288                 $ 236,500
                                                                            =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable trade                                                    $   3,208                 $   1,886
  Revenues payable                                                              6,031                     7,078
  Accrued interest expense                                                      4,358                     4,357
  Other accrued liabilities                                                       253                       496
                                                                            ---------                 ---------
Total current liabilities                                                      13,850                    13,817

Long-term debt, net                                                           301,179                   313,353
Gas imbalance and other liabilities                                             6,180                     3,706

Stockholders' equity (deficit):
   Series B Preferred Stock, Par Value $.05, authorized
     165,000 shares; 54,187 and 55,790 shares issued and
     outstanding                                                               36,945                    41,159
  Common stock, par value $.01, authorized 100,000,000 shares;
     issued and outstanding 16,261,640 and 16,291,640 shares                      162                       163
  Additional paid in capital                                                   42,996                    43,011
  Accumulated deficit                                                        (163,845)                 (178,530)
  Note receivable                                                                (179)                     (179)
                                                                            ---------                 ---------
Total stockholders' equity (deficit)                                          (83,921)                  (94,376)
                                                                            ---------                 ---------
Total liabilities and stockholders' equity (deficit)                        $ 237,288                 $ 236,500
                                                                            =========                 =========

                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                          For the six months ended
                                                                                 June 30,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Revenues:
  Natural gas and oil sales                                                $ 27,921                  $ 23,417
  Well operations                                                             1,152                     1,259
                                                                           --------                  --------

    Total Revenues                                                           29,073                    24,676

Costs and expenses:
  Lease operating expense                                                     7,495                     4,601
  Depletion, depreciation and amortization                                   13,755                    10,652
  General and administrative expense                                          1,770                     1,984
                                                                           --------                  --------

Operating income                                                              6,053                     7,439
Interest expense and amortization of debt issuance costs                    (17,094)                  (18,727)
Interest and other income                                                       179                       817
Loss on sale of investments                                                    (305)                        -
                                                                           --------                  --------

Loss before extraordinary item                                              (11,167)                  (10,471)

Loss on early extinguishment of debt                                         31,459                         -
                                                                           --------                  --------

Net loss                                                                    (42,626)                  (10,471)

Preferred dividend ($65.92 and $59.84 per preferred share)                    2,464                     3,291
Preferred dividend - amortization of  preferred discount                      4,171                       923
                                                                           --------                  --------

Net loss available for common shares                                       $(49,261)                 $(14,685)
                                                                           ========                  ========
Loss per common share before extraordinary item,
   basic and diluted                                                         $(1.09)                  $(  .90)
                                                                           ========                  ========

Net loss per common share, basic and diluted                                 $(3.03)                  $(  .90)
                                                                           ========                  ========

Weighted average common shares outstanding                                   16,262                    16,286
                                                                           ========                  ========

                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                         For the three months ended
                                                                                  June 30,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Revenues:
  Natural gas and oil sales                                                $ 11,405                   $12,564
  Well operations                                                               566                       642
                                                                           --------                   -------

    Total Revenues                                                           11,971                    13,206

Costs and expenses:
  Lease operating expense                                                     2,831                     2,262
  Depletion, depreciation and amortization                                    6,311                     5,367
  General and administrative expense                                            857                     1,013
                                                                           --------                   -------

Operating income                                                              1,972                     4,564
Interest expense and amortization of debt issuance costs                     (9,061)                   (9,450)
Interest and other income                                                        13                        36
Loss on sale of investments                                                     (40)                        -
                                                                           --------                   -------

Loss before extraordinary item                                               (7,116)                   (4,850)

Loss on early extinguishment of debt                                          4,398                         -
                                                                           --------                   -------

Net loss                                                                    (11,514)                   (4,850)

Preferred dividend ($31.91 and $30.26 per preferred share)                    1,490                     1,688
Preferred dividend - amortization of  preferred discount                      4,171                       461
                                                                           --------                   -------

Net loss available for common shares                                       $(17,175)                  $(6,999)
                                                                           ========                   =======

Loss per common share before extraordinary item,
   basic and diluted                                                          $(.79)                    $(.43)
                                                                           ========                   =======

Net loss per common share, basic and diluted                                 $(1.06)                    $(.43)
                                                                           ========                   =======

Weighted average common shares outstanding                                   16,262                    16,292
                                                                           ========                   =======

                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                         For the six months ended
                                                                                 June 30,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Cash flows from operating activities:
    Net loss                                                              $ (42,626)                 $(10,471)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                                 13,755                    10,652
    Amortization of discount and loan costs                                   1,173                       832
    Accretion of interest on discount notes                                   1,579                     4,674
    Loss on early extinguishment of debt                                     31,459                         -

Changes in assets and liabilities:
    Increase in accounts receivable                                          (2,729)                   (2,482)
    Increase in other current assets                                            (68)                      (80)
    Increase (decrease)  in accounts and revenues payable                     2,054                      (275)
    Increase in accrued liabilities                                             576                       243
    Decrease in gas imbalance liability                                           -                       (76)
                                                                          ---------                  --------

Net cash provided by operating activities                                 $   5,173                  $  3,017

Net cash used by investing activities:
    Collection of note receivable from officer and director                     167                         -
    Purchase of available-for-sale investments                                 (462)                        -
    Proceeds from sale of investment                                          1,359                         -
    Proceeds from sale of property and equipment                             43,025                     2,104
    Purchase of property and equipment                                     (217,476)                   (3,659)
    Property development costs                                               (6,158)                   (9,306)
                                                                          ---------                  --------

Net cash used by investing activities                                     $(179,545)                 $(10,861)

Cash flows from financing activities:
    Proceeds from short-term borrowings                                      60,000                         -
    Payment of short-term borrowings                                        (60,000)                        -
    Proceeds from long-term borrowings                                      429,340                    17,500
    Payments of long-term borrowings                                       (257,934)                  (10,000)
    Proceeds from sale of preferred stock, net                               73,475                         -
    Redemption of preferred stock, net                                      (40,809)                        -
    Payment of loan fees                                                    (38,271)                      (76)
    Other                                                                      (141)                        -
                                                                          ---------                  --------

Net cash provided by financing activities                                 $ 165,660                  $  7,424

Net change in cash and cash equivalents                                      (8,712)                     (420)
Cash and cash equivalents, beginning of period                               16,722                     2,289
                                                                          ---------                  --------
Cash and cash equivalents, end of period                                  $   8,010                  $  1,869
                                                                          =========                  ========
Supplemental disclosure of interest paid                                  $  14,342                  $ 13,221
                                                                          =========                  ========

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

  In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1998 and 1999. The results of operations for the 1999 period are not necessarily indicative of the results of operations to be expected for the full year.

  Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of
Section 7 and 11 of that Act.

  Loss per common share - Loss per common share before extraordinary item and net loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,575,000 shares were outstanding as of June 30, 1999 and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

  Hedging Activities - In April 1999, the Company entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar places a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by the Company. Additionally, in July 1999 the Company entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collars represent approximately 62% of the Company's current daily production. Collar arrangements limit the benefits the Company will realize if actual prices rise above the ceiling price. These arrangements provide for the Company to exchange a floating market price for a fixed range contract price. Payments are made by the Company when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

  Recently issued Financial Accounting Pronouncements -   In June 1998, the FASB
issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Due to the limited nature of the Company's hedging activities, the Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or results of operations when adopted.


NOTE 2.  GOING CONCERN

  The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of the Company during early 1999, resulting in a net loss of $10,471,000 for the six months ended June 30, 1999.

  It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by the Company. This should help to stabilize cash flow, but a sustained price increase will be necessary to ensure the Company's ability to generate sufficient reserves to replace current production. Should commodity prices fall below current levels, the Company would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION


  Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership in all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of June 30, 1999 and for the six month and three month periods ended June 30, 1999. (in thousands)

                                                                  As of June 30, 1999
                                   -----------------------------------------------------------------------------------
                                                                                                      Gothic Energy
                                          Gothic Energy               Gothic Production                Corporation
                                           Corporation                  Corporation                   Consolidated
                                   ---------------------------- ---------------------------- --------------------------
Current assets                              $     -                      $ 11,943                      $ 11,943
Non-current assets                            1,912                       222,645                       224,557
Current liabilities                               -                        13,817                        13,817
Non-current liabilities                      70,853                       246,206                       317,059

                                                       For the six months ended June 30, 1999
                                   ------------------------------------------------------------------------------------
                                                                                                      Gothic Energy
                                          Gothic Energy               Gothic Production                Corporation
                                           Corporation                  Corporation                   Consolidated
                                   ---------------------------- ---------------------------- --------------------------
Total revenues                              $     -                        $24,676                       $ 24,676
Operating costs and
   expenses                                       -                         17,237                         17,237
Interest expense and
   amortization of debt
   issuance cost                              4,814                         13,913                         18,727
Net loss                                     (4,814)                        (5,657)                       (10,471)


                                                      For the three months ended June 30, 1999
                                   ------------------------------------------------------------------------------------
                                                                                                      Gothic Energy
                                          Gothic Energy               Gothic Production                Corporation
                                           Corporation                  Corporation                   Consolidated
                                   ---------------------------- ---------------------------- --------------------------
Total revenues                              $     -                        $13,206                       $ 13,206
Operating costs and
   expenses                                       -                          8,642                          8,642
Interest expense and
   amortization of debt
   issuance cost                              2,460                          6,990                          9,450
Net loss                                     (2,460)                        (2,390)                        (4,850)


                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of June 30, 1999 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1998 and 1999, and the consolidated statement of cash flows for the six-month periods ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
August 10, 1999

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

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil. Over the past 18 months, natural gas and oil prices and markets have fluctuated widely. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

     The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of the Company during early 1999, resulting in a net loss of $10,471,000 for the six months ended June 30, 1999.

     It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by the Company. This should help to stabilize cash flow, but a sustained price increase will be necessary to ensure the Company's ability to generate sufficient reserves to replace current production. Should commodity prices fall below current levels, the Company would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level.

     The following table reflects certain summary operating data for the periods presented:

Results of Operations

                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                             ------------------------------------  ------------------------------------
                                                   1998               1999               1998               1999
                                             -----------------  -----------------  -----------------  -----------------
                                                             (in thousands, unless otherwise indicated)

Net Production:
   Oil (Mbbls)                                              52                 35                138                 75
   Natural gas (Mmcf)                                    5,710              6,469             12,666             12,891
   Natural gas equivalent (Mmcfe)                        6,022              6,679             13,494             13,341

Oil and Natural Gas Sales:
   Oil                                                 $   725            $   564            $ 2,024            $ 1,045
   Natural gas                                          10,680             12,000             25,897             22,372
                                                       -------            -------            -------            -------
   Total                                               $11,405            $12,564            $27,921            $23,417
                                                       =======            =======            =======            =======

Average Sales Price:
   Oil (Bbl)                                           $ 13.94            $ 16.11            $ 14.67            $ 13.93
   Natural gas (Mcf)                                      1.87               1.86               2.04               1.74
   Natural gas equivalent (Mcfe)                          1.89               1.88               2.07               1.76

Expenses ($ per Mcfe):
   Lease operating (1) (2)                             $  0.33            $  0.21            $  0.41            $  0.22
   General and administrative(3)                          0.14               0.15               0.13               0.15
   Depreciation, depletion and amortization               1.05               0.80               1.02               0.80
-------------------------------------------

(1)  Includes lease operating and direct field costs only.
(2) The 1998 lease operating expense amount includes $1.1 million of non-recurring costs associated with the Amoco Acquisition transition.
(3)  Includes a non-recurring severance payment to a former officer in 1998.


  Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

     Revenues were $24.7 million for the six months ended June 30, 1999, as compared to $29.1 million for the six months ended June 30, 1998. This represents a 15% decrease in total revenue for the period. Natural gas and oil sales for the six months ended June 30, 1999 decreased $4.5 million (16%) to $23.4 million, with $1.0 million from oil sales and $22.4 million from natural gas sales, as compared to natural gas and oil sales of $27.9 million for the six months ended June 30, 1998, with $2.0 million from oil sales and $25.9 million from natural gas sales. The decrease in natural gas and oil sales was primarily the result of lower commodity prices within the natural gas and oil industry during the first quarter of 1999. Of the $4.5 million decrease in comparable natural gas and oil sales, approximately $3.9 million was the result of the lower commodity prices and approximately $600,000 was the result of lower oil production volumes resulting from property sales in 1998. Oil sales in 1999 were based on the sale of 75,000 barrels at an average price of $13.93 per barrel as compared to 138,000 barrels at an average price of $14.67 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 12,891,000 Mcf at an average price of $1.74 per Mcf compared to 12,666,000 Mcf at an average price of $2.04 per Mcf in 1998.

     The Company incurred lease operating expenses for the six months ended June 30, 1999 of $4.6 million compared with lease operating expenses of $7.5 million for the six months ended June 30, 1998. Lease operating expenses include approximately $1.6 million and $1.9 million, respectively, in production taxes which the Company incurred from its share of production in 1999 and 1998. The decrease in lease operating expenses is primarily due to the sale of oil properties in the Johnson Ranch and Brushy Draw areas. Lease operating expenses as a percentage of natural gas and oil sales were 20% in 1999 as compared to 27% in 1998.

     Depreciation, depletion and amortization expense was $10.7 million for the six months ended June 30, 1999 as compared to $13.8 million for the six months ended June 30, 1998. The decrease resulted primarily from the writedown of natural gas and oil properties in the latter half of 1998, which created a smaller depletable base, and the decreased production associated with the properties sold in 1998.

     General and administrative costs were $2.0 million for the six months ended June 30, 1999, as compared to $1.8 million for the six months ended June 30, 1998. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired from Amoco. General and administrative costs per Mcfe increased from $0.13 in 1998 to $0.15 in 1999.

     Interest and debt issuance costs were $18.7 million for the six months ended June 30, 1999 as compared to $17.1 million for 1998. The increase primarily relates to interest, and costs associated with the 11 1/8% Senior Secured Notes and the 14 1/8% Senior Secured Discount Notes issued as part of the Company's recapitalization in April 1998. The Company incurred interest costs of $13.1 million related to the 11 1/8% Senior Secured Notes, $4.7 million related to the 14 1/8% Senior Secured Discount Notes, $149,000 with Bank One, Texas, N.A. and $832,000 as amortization of loan costs.

     The Company earned $817,000 in interest and other income during the six months ended June 30, 1999 compared to $179,000 in 1998. The 1999 amount includes $720,000 from the sale of seismic data.

     The Company also incurred $4.2 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the six months ended June 30, 1999, compared to $6.6 million in preferred dividends and amortization of preferred discount costs on its Series A, redeemed in April 1998, and its Series B Preferred Stock in 1998.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

     Revenues were $13.2 million for the three months   ended June 30, 1999, as
compared to $12.0 million for the three months   ended June 30, 1998.  This
represents a 10% increase in total revenue for the period. Natural gas and oil sales for the three months ended June 30, 1999 increased $1.2 million (10%) to $12.6 million, with $564,000 from oil sales and $12.0 million from natural gas sales, as compared to natural gas and oil sales of $11.4 million for the three months ended June 30, 1998, with $725,000 from oil sales and $10.7 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of an increase in natural gas production of 759,000 Mcf in the 1999 period due to the completion of several new wells under the Company's drilling program in late 1998 and early 1999. Oil sales in 1999 were based on the sale of 35,000 barrels at an average price of $16.11 per barrel as compared to 52,000 barrels at an average price of $13.94 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 6,469,000 Mcf at an average price of $1.86 per Mcf compared to 5,710,000 Mcf at an average price of $1.87 per Mcf in 1998.

     The Company incurred lease operating expenses for the three months   ended
June 30, 1999 of $2.3 million compared with lease operating expenses of $2.8
million for the three months   ended June 30, 1998.  Lease operating expenses
include approximately $883,000 and $827,000, respectively, in production taxes which the Company incurred from its share of production in 1999 and 1998. Lease operating expenses as a percentage of natural gas and oil sales were 18% in 1999 as compared to 25% in 1998.

     Depreciation, depletion and amortization expense was $5.4 million for the
three months   ended June 30, 1999 as compared to $6.3 million for the three
months   ended June 30, 1998.  The decrease resulted primarily from the writedown of natural gas and oil properties in the latter half of 1998, which created a smaller depletable base, and the decreased production associated with the properties sold in 1998.

     General and administrative costs were $1.0 million for the three months
ended June 30, 1999, as compared to $857,000 for the three months   ended June
30, 1998. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired from Amoco. General and administrative costs per Mcfe increased from $0.14 in 1998 to $0.15 in 1999.

     Interest and debt issuance costs were $9.5 million for the three months ended June 30, 1999 as compared to $9.1 million for 1998. The increase primarily relates to interest, and costs associated with the 11 1/8% Senior Secured Notes and the 14 1/8% Senior Secured Discount Notes issued as part of the Company's recapitalization in April 1998. The Company incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $2.4 million related to the 14 1/8% Senior Secured Discount Notes, $107,000 with Bank One, Texas, N.A. and $417,000 as amortization of loan costs.

     The Company earned $36,000 in interest and other income during the three months ended June 30, 1999 compared to $13,000 in 1998.

     The Company also incurred $2.1 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the three months ended June 30, 1999, compared to $5.7 million in preferred dividends and amortization of preferred discount costs on its Series A, redeemed in April 1998, and its Series B Preferred Stock in 1998.

     In April 1999, the Company entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar places a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by the Company. Additionally, in July 1999 the Company entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collars represent approximately 62% of the Company's current daily production. Collar arrangements limit the benefits the Company will realize if actual prices rise above the ceiling price. These arrangements provide for the Company to exchange a floating market price for a fixed range contract price. Payments are made by the Company when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

Liquidity and Capital Resources

General

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1998 and 1999:

                                                                         Six Months ended June 30,
                                                                     1998                         1999
                                                               ----------------             ----------------
                                                                              (in thousands)
Net cash provided by operating activities                              $  5,173                      $ 3,017
Net cash used in investing activities                                   179,545                       10,861
Net cash provided by financing activities                               165,660                        7,424

     Net cash provided by operations was $3.0 million for the six months ended June 30, 1999 as compared to net cash provided of $5.2 million for the same period in 1998. The operating cash flows for the six months ended June 30, 1999 reflect the decrease in revenues resulting from lower commodity prices during the first quarter of 1999, and the decrease in accounts and revenues payable.

     The Company used $10.9 million of net cash in investing activities for the six months ended June 30, 1999 compared to net cash used of $179.5 million for the same period in 1998. The 1999 cash used for investing activities includes property development costs of approximately $9.3 million and approximately $3.7 million in cash paid for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of the Company's Johnson Ranch operations. The 1998 cash used for investing activities includes approximately $217.5 million paid for property acquisitions, including the Amoco Acquisition, offset by approximately $43.0 million received from property sales.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $7.4 million compared to $165.7 million provided in 1998. The June 30, 1999 amount includes net proceeds from the Company's credit facility of $7.5 million, partially offset by the payment of $76,000 in bank and other loan fees. The 1998 amount includes approximately $429.3 million received from long-term borrowings and approximately $73.5 million received from the sale of preferred stock, offset by the payment of long-term borrowings of approximately $257.9 million, the redemption of preferred stock of approximately $40.8 million and the payment of loan fees of approximately $38.3 million.

Outstanding Indebtedness and Other Securities

Credit Facility.

     On April 27, 1998, Gothic Production, with the Company as guarantor, entered into the Credit Facility. The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base is redetermined at least semi-annually and was initially redetermined on October 1, 1998. Upon completion of the April 1, 1999 redetermination, the borrowing base remained at $25.0 million. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus; (i) 2.0 % whenever the Total Outstandings are 50% or less of the Borrowing Base; (ii) 2.25% whenever the Total Outstandings are greater than 50% but less than or equal to 75% of the Borrowing Base; or (iii) 2.5% whenever the Total Outstandings are greater than 75% of the Borrowing Base. Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. As of June 30, 1999, Gothic Production had $7.5 million outstanding under the Credit Facility and had $5.0 million outstanding as of the date of this quarterly report.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others,
(i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of the Company, subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and
(viii) a minimum interest coverage ratio of not less than 1.25 to 1.0 for the quarter ended June 30, 1999, 1.50 to 1.0 for the quarter ended September 30, 1999, 1.75 to 1.0 for the quarter ended December 31, 1999 and 2.0 to 1.0 for each remaining quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting cash dividends, distributions and loans or advances to third parties, subject to certain exceptions. If Gothic Production is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic Production is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

Future Capital Requirements and Resources

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. The Company had $17.5 million in borrowing capacity available under its Credit Facility at June 30, 1999 and had $20.0 million available as of the date of this quarterly report.

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

     We began an in-house assessment of our year 2000 problem with respect to our information technology systems in mid 1997. Since that time, we have upgraded all of our financial management software to newer versions which are Year 2000 compliant. In addition, we have replaced nearly all of our information technology hardware so that this hardware is now Year 2000 compliant. To date the cost of the upgrade and of this software and hardware has been approximately $75,000.

     Additionally, we have assessed our non-information technology systems which consist primarily of embedded technology at our Watonga, Oklahoma field office and the production telemetry equipment used on our operated wellsites. We believe that our non-information technology systems will be Year 2000 compliant by September 1999 without any material costs.

     We are conducting an assessment of Year 2000 exposures related to our suppliers and customers. We have identified our key customers and suppliers and have requested information as to the Year 2000 compliance of such customers. Although no contingency plans have been developed to date, we will begin to formulate such plans as we ascertain the preparedness of our customers and suppliers.

     We anticipate that all of our internal systems and equipment will be Year 2000 compliant by the end of the third quarter of 1999. We believe that the total costs associated with modifying our existing systems will not have a material adverse effect on our results of operations or financial condition. Nonetheless, if all Year 2000 issues are not adequately assessed or if the necessary remedial efforts are not implemented on a timely basis, we may not be Year 2000 compliant which, in turn, could have a material adverse effect on our business, operating results or financial condition. In addition, our operations may be disrupted in the event our suppliers or service providers are not Year 2000 compliant and such failure could have a material adverse effect on our business, operating results or financial condition.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Note 2 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations - General," "- Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998," "Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998, "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for natural gas and oil, the ability of the Company to acquire additional reserves, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines in the prices of natural gas and oil and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               15 - Letter Regarding Unaudited Interim Financial Information

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GOTHIC ENERGY CORPORATION



Date:  August 13, 1999     By:    /s/ MICHAEL PAULK
                              --------------------------------------------------
                              MICHAEL PAULK,
                              President, Chief Executive Officer


Date:  August 13, 1999     By:    /s/ STEVEN P. ENSZ
                              --------------------------------------------------
                              STEVEN P. ENSZ,
                              Vice President of Finance, Chief Financial Officer


Date:  August 13, 1999     By:    /s/ ANDREW MCGUIRE
                              --------------------------------------------------
                              ANDREW MCGUIRE,
                              Controller