Form 10QSB
period 1999-09-30
GOTHIC ENERGY CORP
filed 1999-11-01
CIK 878482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB



     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

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


                    APPLICABLE ONLY TO CORPORATE  ISSUERS:

        As of November 1, 1999, 18,685,765 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                      PAGE
     Item 1 - Financial Statements

     Consolidated Unaudited Balance Sheet
     December 31, 1998 and September 30, 1999.........................  3

     Consolidated Unaudited Statement of Operations
     Nine months ended September 30, 1998 and 1999....................  4

     Consolidated Unaudited Statement of Operations
     Three months ended September 30, 1998 and 1999...................  5

     Consolidated Unaudited Statement of Cash Flows
     Nine months ended September 30, 1998 and 1999....................  6

     Notes to Unaudited Consolidated Financial Statements.............  7

     Report of Review by Independent Accountants...................... 11

     Item 2 - Management's Discussion and Analysis

     Management's Discussion and Analysis or Plan of Operation........ 12


PART II - OTHER INFORMATION

     Item 2 - Changes in Securities................................... 19

     Item 6 - Exhibits and Reports on Form 8-K........................ 19

     Signatures....................................................... 20

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                (in thousands, except par value and share data)



                                                                           December 31,            September 30,
                             ASSETS                                           1998                      1999
                             ------                                    -------------------      --------------------
                                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $   2,289                 $   2,946
  Natural gas and oil receivables                                               7,236                     9,170
  Receivable from officers and employees                                           55                        72
  Other                                                                           221                       270
                                                                            ---------                 ---------
  Total current assets                                                          9,801                    12,458

Property and equipment:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                                242,012                   254,837
    Unproved properties not subject to amortization                             2,862                     5,711
  Equipment, furniture and fixtures                                             3,327                     2,434
  Accumulated depreciation, depletion and amortization                        (33,201)                  (49,309)
                                                                            ---------                 ---------
Property and equipment, net                                                   215,000                   213,673
Other assets, net                                                              12,487                    11,452
                                                                            ---------                 ---------
Total assets                                                                $ 237,288                 $ 237,583
                                                                            =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities:
  Accounts payable trade                                                    $   3,208                 $   2,328
  Revenues payable                                                              6,031                     5,546
  Accrued interest expense                                                      4,358                    10,893
  Other accrued liabilities                                                       253                     1,388
                                                                            ---------                 ---------
Total current liabilities                                                      13,850                    20,155

Long-term debt, net                                                           301,179                   312,297
Gas imbalance and other liabilities                                             6,180                     3,802

Stockholders' equity (deficit):
   Series B Preferred Stock, Par Value $.05, authorized
     165,000 shares; 54,187 and 57,477 shares issued and
     outstanding                                                               36,945                    43,360
  Common stock, par value $.01, authorized 100,000,000 shares;
     issued and outstanding 16,261,640 and 18,685,765 shares                      162                       187
  Additional paid in capital                                                   42,996                    42,987
  Accumulated deficit                                                        (163,845)                 (185,026)
  Note receivable                                                                (179)                     (179)
                                                                            ---------                 ---------
Total stockholders' equity (deficit)                                          (83,921)                  (98,671)
                                                                            ---------                 ---------
Total liabilities and stockholders' equity (deficit)                        $ 237,288                 $ 237,583
                                                                            =========                 =========


                            See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the nine months ended
                                                                               September 30,
                                                                ---------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Revenues:
  Natural gas and oil sales                                                $ 39,699                  $ 36,973
  Well operations                                                             1,949                     1,853
                                                                           --------                  --------
    Total Revenues                                                           41,648                    38,826

Costs and expenses:
  Lease operating expense                                                     9,949                     7,078
  Depreciation, depletion and amortization                                   19,240                    16,108
  General and administrative expense                                          2,663                     3,062
  Provision for impairment of natural gas and oil properties                 34,000                         -
                                                                           --------                  --------

Operating income (loss)                                                     (24,204)                   12,578
Interest expense and amortization of debt issuance costs                    (26,247)                  (28,200)
Interest and other income                                                       350                       855
Loss on sale of investments                                                    (305)                        -
                                                                           --------                  --------

Loss before extraordinary item                                              (50,406)                  (14,767)

Loss on early extinguishment of debt                                         31,459                         -
                                                                           --------                  --------

Net loss                                                                    (81,865)                  (14,767)

Preferred dividend ($95.46 and $90.08 per preferred share)                    4,008                     5,029
Preferred dividend - amortization of  preferred discount                      4,633                     1,385
                                                                           --------                  --------

Net loss available for common shares                                       $(90,506)                 $(21,181)
                                                                           ========                  ========

Loss per common share before extraordinary item,
   basic and diluted                                                         $(3.63)                   $(1.27)
                                                                           ========                  ========

Net loss per common share, basic and diluted                                 $(5.57)                   $(1.27)
                                                                           ========                  ========

Weighted average common shares outstanding                                   16,262                    16,683
                                                                           ========                  ========

                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the three months ended
                                                                               September 30,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Revenues:
  Natural gas and oil sales                                                $ 11,778                   $13,556
  Well operations                                                               796                       594
                                                                           --------                   -------

    Total Revenues                                                           12,574                    14,150

Costs and expenses:
  Lease operating expense                                                     2,454                     2,477
  Depreciation, depletion and amortization                                    5,485                     5,456
  General and administrative expense                                            893                     1,078
  Provision for impairment of natural gas and oil properties                 34,000                         -
                                                                           --------                   -------

Operating income (loss)                                                     (30,258)                    5,139
Interest expense and amortization of debt issuance costs                     (9,153)                   (9,473)
Interest and other income                                                       171                        38
                                                                           --------                   -------

Net loss                                                                    (39,240)                   (4,296)

Preferred dividend ($30.24 and $30.24 per preferred share)                    1,544                     1,738
Preferred dividend - amortization of  preferred discount                        462                       462
                                                                           --------                   -------

Net loss available for common shares                                       $(41,246)                  $(6,496)
                                                                           ========                   =======

Net loss per common share, basic and diluted                                 $(2.54)                   $(0.37)
                                                                           ========                   =======

Weighted average common shares outstanding                                   16,262                    17,463
                                                                           ========                   =======




                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                         For the nine months ended
                                                                                September 30,
                                                               ----------------------------------------------
                                                                        1998                      1999
                                                               --------------------      --------------------
Cash flows from operating activities:
    Net loss                                                              $ (81,865)                 $(14,767)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                                 19,240                    16,108
    Amortization of discount and loan costs                                   1,581                     1,247
    Loss on early extinguishment of debt                                     31,459                         -
    Accretion of interest on discount notes                                   3,787                     7,118
    Provision for impairment of natural gas and oil properties               34,000                         -

Changes in assets and liabilities:
    Increase in accounts receivable                                          (2,365)                   (1,951)
    (Increase) decrease in other current assets                                   9                       (49)
    Increase (decrease)  in accounts and revenues payable                     1,589                    (1,365)
    Increase in accrued liabilities                                           7,151                     7,670
                                                                          ---------                  --------

Net cash provided by operating activities                                    14,586                    14,011

Net cash used by investing activities:
    Collection of note receivable from officer and director                     167                         -
    Purchase of available-for-sale investments                                 (462)                        -
    Proceeds from sale of investment                                          1,359                         -
    Proceeds from sale of property and equipment                             43,027                     2,117
    Purchase of property and equipment                                     (218,234)                   (4,643)
    Property development costs                                              (10,890)                  (14,403)
                                                                          ---------                  --------

Net cash used by investing activities                                      (185,033)                  (16,929)

Cash flows from financing activities:
    Proceeds from short-term borrowings                                      60,000                         -
    Payment of short-term borrowings                                        (60,000)                        -
    Proceeds from long-term borrowings                                      429,340                    21,000
    Payments of long-term borrowings                                       (257,934)                  (17,000)
    Proceeds from sale of preferred stock, net                               73,475                         -
    Redemption of preferred stock, net                                      (40,809)                        -
    Payment of loan fees                                                    (38,461)                      (78)
    Other                                                                      (162)                     (347)
                                                                          ---------                  --------

Net cash provided by financing activities                                   165,449                     3,575

Net change in cash and cash equivalents                                      (4,998)                      657
Cash and cash equivalents, beginning of period                               16,722                     2,289
                                                                          ---------                  --------
Cash and cash equivalents, end of period                                  $  11,724                  $  2,946
                                                                          =========                  ========
Supplemental disclosure of interest paid                                  $   9,696                  $ 13,297
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

       In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1999. The results of operations for the 1999 period are not necessarily indicative of the results of operations to be expected for the full year.

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

       Loss per common share - Loss per common share before extraordinary item and net loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 19,615,000 shares were outstanding as of September 30, 1999 and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

       Hedging Activities - In April 1999, the Company entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar places a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by the Company. Additionally, in July 1999 the Company entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collars represent approximately 70% of the Company's current daily natural gas production. Collar arrangements limit the benefits the Company will realize if actual prices rise above the ceiling price. These arrangements provide for the Company to exchange a floating market price for a fixed range contract price. Payments are made by the Company when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for both contracts is the Panhandle Eastern
Pipeline Company, Texas, Oklahoma Mainline Index.   In August 1999, the

Company entered into a hedge agreement covering 10,000 barrels of oil per month at a price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000.

       Recently issued Financial Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Due to the nature of the Company's hedging activities, the Company does not expect the adoption of FAS 133 to have a significant impact on its financial position or results of operations when adopted.


NOTE 2.    GOING CONCERN

       The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76.0 million. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of the Company during early 1999, resulting in a net loss of $14.8 million for the nine months ended September 30, 1999.

       It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by the Company. This should help to stabilize cash flow, but a sustained price increase will be necessary to ensure the Company's ability to generate sufficient reserves to replace current production. Should commodity prices fall below current levels, the Company would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level. Further, the borrowing base amount available under the Company's Credit Facility has recently been redetermined and has been reduced to $20.0 million. There is no assurance that the Company's lender will maintain the available amount at this current level.

NOTE 3.    EQUITY TRANSACTION

       On August 17, 1999, Chesapeake Energy Corporation fully exercised the common stock purchase warrant issued to it in April 1998 and purchased 2,394,125 shares of the Company's common stock. The warrant had been issued to Chesapeake as part of the transaction involving the sale to Chesapeake of shares of the Company's Series B Senior Redeemable Preferred Stock, a 50% interest in the Company's Arkoma basin natural gas and oil properties and a 50% interest in substantially all of the Company's undeveloped acreage. The shares were issued pursuant to the cashless exercise provisions of the warrant that permitted Chesapeake to surrender the right to exercise the warrant for a number of shares of the Company's common stock having a market value equivalent to the total exercise price. The total exercise price was $23,941.25 or $0.01 per share. An aggregate of 45,121 warrants were surrendered in payment of the total exercise price. The shares of common stock were issued pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended, afforded by section 4 (2) thereof.

NOTE 4.    SUMMARIZED FINANCIAL INFORMATION


       Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of the Company. On April 27, 1998, the Company transferred to Gothic Production its ownership in all its natural gas and oil properties. Following is the summarized financial information related to Gothic Production as of September 30, 1999 and for the nine month and three month periods ended September 30, 1998 and September 30, 1999. (in thousands)

                                                                    As of  September 30, 1999
                                 --------------------------------------------------------------------------------------------
                                                                                                            Gothic Energy
                                              Gothic Energy                Gothic Production                 Corporation
                                               Corporation                    Corporation                    Consolidated
                                               -----------                 -----------------                 ------------
Current assets                                  $       -                      $  12,458                      $  12,458
Non-current assets                                  1,842                        223,283                        225,125
Current liabilities                                     -                         20,155                         20,155
Non-current liabilities                            73,297                        242,802                        316,099

                                                        For the nine months ended September 30, 1998
                                 --------------------------------------------------------------------------------------------
                                                                                                            Gothic Energy
                                              Gothic Energy                Gothic Production                 Corporation
                                               Corporation                  Corporation (1)                  Consolidated
                                               -----------                 -----------------                 ------------
Total revenues                                   $ 21,033                       $ 20,615                       $ 41,648
Operating costs and
   expenses                                        16,172                         15,680                         31,852
Provision for impairment
   of natural gas and oil
   properties                                           -                         34,000                         34,000
Interest expense and
   amortization of debt
   issuance cost                                   14,515                         11,732                         26,247
Loss before
   extraordinary item                             (10,111)                       (40,295)                       (50,406)
Net loss                                          (41,545)                       (40,320)                       (81,865)

                                                         For the three months ended September 30, 1998
                                 --------------------------------------------------------------------------------------------
                                                                                                            Gothic Energy
                                              Gothic Energy                Gothic Production                 Corporation
                                               Corporation                    Corporation                    Consolidated
                                               -----------                 -----------------                 ------------
Total revenues                                    $     -                      $  12,574                      $  12,574
Operating costs and
   expenses                                             -                          8,832                          8,832
Provision for impairment
   of natural gas and oil
   properties                                           -                         34,000                         34,000
Interest expense and
   amortization of debt
   issuance cost                                    2,278                          6,875                          9,153
Net loss                                           (2,278)                       (36,962)                       (39,240)


                                                         For the nine months ended September 30, 1999
                                 --------------------------------------------------------------------------------------------
                                                                                                            Gothic Energy
                                              Gothic Energy                Gothic Production                 Corporation
                                               Corporation                    Corporation                    Consolidated
                                               -----------                 -----------------                 ------------
Total revenues                                   $      -                       $ 38,826                       $ 38,826
Operating costs and
   expenses                                             -                         26,248                         26,248
Interest expense and
   amortization of debt
   issuance cost                                    7,329                         20,871                         28,200
Net loss                                           (7,329)                        (7,438)                       (14,767)

                                                      For the three months ended September 30, 1999
                                 --------------------------------------------------------------------------------------------
                                                                                                            Gothic Energy
                                              Gothic Energy                Gothic Production                 Corporation
                                               Corporation                    Corporation                    Consolidated
                                               -----------                 -----------------                 ------------
Total revenues                                   $      -                       $ 14,150                       $ 14,150
Operating costs and
   expenses                                             -                          9,011                          9,011
Interest expense and
   amortization of debt
   issuance cost                                    2,515                          6,958                          9,473
Net loss                                           (2,515)                        (1,781)                        (4,296)


(1)  Since the Recapitalization on April 27, 1998

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of September 30, 1999 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and 1999, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 29, 1999

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

     The Company incurred a significant net loss in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required the Company to write down the carrying value of its natural gas and oil properties by $76.0 million. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of the Company during early 1999, resulting in a net loss of $14.8 million for the nine months ended September 30, 1999.

     It is the intention of the Company to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by the Company. This should help to stabilize cash flow, but a sustained price increase will be necessary to ensure the Company's ability to generate sufficient reserves to replace current production. Should commodity prices fall below current levels, the Company would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level. Further, the borrowing base amount available under the Company's Credit Facility has recently been redetermined and has been reduced to $20.0 million. There is no assurance that the Company's lender will maintain the available amount at this current level.

------------------------------------------------------------------------------

     The following table reflects certain summary operating data for the periods presented:

Results of Operations

                                                         Three Months Ended            Nine months Ended
                                                         ------------------            -----------------
                                                           September  30,                September 30,
                                                           --------------                -------------
                                                         1998          1999            1998         1999
                                                         ----          ----            ----         ----
                                                            (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                              52             45            190           120
   Natural gas (Mmcf)                                    5,994          6,104         18,660        18,995
   Natural gas equivalent (Mmcfe)                        6,306          6,374         19,800        19,715

Oil and Natural Gas Sales:
   Oil                                                 $   668        $   858        $ 2,692       $ 1,903
   Natural gas                                          11,110         12,698         37,007        35,070
                                                       -------        -------        -------       -------
   Total                                               $11,778        $13,556        $39,699       $36,973
                                                       =======        =======        =======       =======

Average Sales Price:
   Oil (Bbl)                                           $ 12.74        $ 19.07        $ 14.18       $ 15.86
   Natural gas (Mcf)                                      1.85           2.08           1.98          1.85
   Natural gas equivalent (Mcfe)                          1.87           2.13           2.01          1.88

Expenses ($ per Mcfe):
   Lease operating (1) (2)                             $  0.26        $  0.22        $  0.40       $  0.22
   General and administrative(3)                          0.14           0.17           0.13          0.16
   Depreciation, depletion and amortization               0.87           0.86           0.97          0.82

-------------------------------------------
(1)  Includes lease operating and direct field costs only.
(2) The 1998 lease operating expense amount includes $1.1 million of non-recurring costs associated with the Amoco Acquisition transition.
(3)  Includes a non-recurring severance payment to a former officer in 1998.

     Nine months Ended September 30, 1999 Compared with Nine months Ended
                              September 30, 1998

     Revenues were $38.8 million for the nine months ended September 30, 1999, as compared to $41.6 million for the nine months ended September 30, 1998. This represents a 7% decrease in total revenue for the period. Natural gas and oil sales for the nine months ended September 30, 1999 decreased $2.7 million (7%) to $37.0 million, with $1.9 million from oil sales and $35.1 million from natural gas sales, as compared to natural gas and oil sales of $39.7 million for the nine months ended September 30, 1998, with $2.7 million from oil sales and $37.0 million from natural gas sales. The decrease in natural gas and oil sales was primarily the result of lower natural gas prices within the industry during the first quarter of 1999. Of the $2.7 million decrease in comparable natural gas and oil sales, approximately $2.4 million was the result of the lower natural gas prices. Oil sales in 1999 were based on the sale of 120,000 barrels at an average price of $15.86 per barrel as compared to 190,000 barrels at an average price of $14.18 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 18,995,000 Mcf at an average price of $1.85 per Mcf compared to 18,660,000 Mcf at an average price of $1.98 per Mcf in 1998.

     The Company incurred lease operating expenses for the nine months ended September 30, 1999 of $7.1 million compared with lease operating expenses of $9.9 million for the nine months ended September 30, 1998. Lease operating expenses include approximately $2.7 million in production taxes which the Company incurred from its share of production in each of 1999 and 1998. The decrease in lease operating expenses is primarily due to the non-recurring costs associated with the Amoco Acquisition transition which were incurred during the first quarter of 1998 and the sale of oil properties in the Johnson Ranch and Brushy Draw areas in early 1999. Total lease operating expenses (including production taxes) as a percentage of natural gas and oil sales were 19% in 1999 as compared to 25% in 1998.

------------------------------------------------------------------------------

     Depreciation, depletion and amortization expense was $16.1 million for the nine months ended September 30, 1999 as compared to $19.2 million for the nine months ended September 30, 1998. The decrease resulted primarily from the writedown of natural gas and oil properties in the latter half of 1998, which created a smaller depletable base, and the decreased production associated with the properties sold in 1998.

     General and administrative costs were $3.1 million for the nine months ended September 30, 1999, as compared to $2.7 million for the nine months ended September 30, 1998. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired from Amoco. General and administrative costs per Mcfe increased from $0.13 in 1998 to $0.16 in 1999.

     Interest and debt issuance costs were $28.2 million for the nine months ended September 30, 1999 as compared to $26.2 million for 1998. The increase primarily relates to interest, and costs associated with the 11 1/8% Senior Secured Notes and the 14 1/8% Senior Secured Discount Notes issued as part of the Company's recapitalization in April 1998. The Company incurred interest costs of $19.6 million related to the 11 1/8% Senior Secured Notes, $7.1 million related to the 14 1/8% Senior Secured Discount Notes, $224,000 with Bank One, Texas, N.A. and $1.2 million as amortization of loan costs.

     The Company earned $855,000 in interest and other income during the nine months ended September 30, 1999 compared to $350,000 in 1998. The 1999 amount includes $720,000 from the sale of seismic data.

     The Company also incurred $6.4 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the nine months ended September 30, 1999, compared to $8.6 million in preferred dividends and amortization of preferred discount costs on its Series A, redeemed in April 1998, and its Series B Preferred Stock in 1998.

    Three Months Ended September 30, 1999 Compared with Three Months Ended
                              September 30, 1998

     Revenues were $14.2 million for the three months ended September 30, 1999, as compared to $12.6 million for the three months ended September 30, 1998.
This represents a 13% increase in total revenue for the period. Natural gas and oil sales for the three months ended September 30, 1999 increased $1.8 million (15%) to $13.6 million, with $858,000 from oil sales and $12.7 million from natural gas sales, as compared to natural gas and oil sales of $11.8 million for the three months ended September 30, 1998, with $668,000 from oil sales and $11.1 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of an increase in natural gas and oil prices within the industry during the 1999 period. Oil sales in 1999 were based on the sale of 45,000 barrels at an average price of $19.07 per barrel as compared to 52,000 barrels at an average price of $12.74 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 6,104,000 Mcf at an average price of $2.08 per Mcf compared to 5,994,000 Mcf at an average price of $1.85 per Mcf in 1998.

     The Company incurred lease operating expenses for the three months ended September 30, 1999 of $2.5 million compared with lease operating expenses of $2.5 million for the three months ended September 30, 1998. Lease operating expenses include approximately $1.1 million and $769,000, respectively, in production taxes which the Company incurred from its share of production in 1999 and 1998. Total lease operating expenses (including production taxes) as a percentage of natural gas and oil sales were 18% in 1999 as compared to 21% in 1998.

     Depreciation, depletion and amortization expense was $5.5 million for both the three months ended September 30, 1999 and the three months ended September 30, 1998.

------------------------------------------------------------------------------

     General and administrative costs were $1.1 million for the three months ended September 30, 1999, as compared to $893,000 for the three months ended September 30, 1998. This increase was primarily the result of additional personnel and other costs related to the Amoco Acquisition and the administrative costs incurred in operating the wells acquired from Amoco. General and administrative costs per Mcfe increased from $0.14 in 1998 to $0.17 in 1999.

     Interest and debt issuance costs were $9.5 million for the three months ended September 30, 1999 as compared to $9.2 million for 1998. The increase primarily relates to interest, and costs associated with the 11 1/8% Senior Secured Notes and the 14 1/8% Senior Secured Discount Notes issued as part of the Company's recapitalization in April 1998. The Company incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $2.4 million related to the 14 1/8% Senior Secured Discount Notes, $75,000 with Bank One, Texas, N.A. and $416,000 as amortization of loan costs.

     The Company earned $38,000 in interest and other income during the three months ended September 30, 1999 compared to $171,000 in 1998.

     The Company also incurred $2.2 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the three months ended September 30, 1999, compared to $2.0 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock in 1998.

     In April 1999, the Company entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar places a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by the Company. Additionally, in July 1999 the Company entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collars represent approximately 70% of the Company's current daily natural gas production. Collar arrangements limit the benefits the Company will realize if actual prices rise above the ceiling price. These arrangements provide for the Company to exchange a floating market price for a fixed range contract price. Payments are made by the Company when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. In August 1999, the Company entered into a hedge agreement covering 10,000 barrels of oil per month at a price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000.

Liquidity and Capital Resources

General

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1998 and 1999:

                                                                        Nine months ended September 30,
                                                                         1998                     1999
                                                                    --------------            -------------
                                                                                 (in thousands)
Net cash provided by operating activities                            $   14,586                  $  14,011
Net cash used in investing activities                                  (185,033)                   (16,929)
Net cash provided by financing activities                               165,449                      3,575




------------------------------------------------------------------------------

     Net cash provided by operations was $14.0 million for the nine months ended September 30, 1999 as compared to net cash provided of $14.6 million for the same period in 1998. The operating cash flows for the nine months ended September 30, 1999 reflect the decrease in revenues resulting from lower commodity prices during the first quarter of 1999, and the decrease in accounts and revenues payable.

     The Company used $16.9 million of net cash in investing activities for the nine months ended September 30, 1999 compared to net cash used of $185.0 million for the same period in 1998. The 1999 cash used for investing activities includes property development costs of approximately $14.4 million and approximately $4.6 million in cash paid for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of the Company's Johnson Ranch operations. The 1998 cash used for investing activities includes approximately $229.1 million paid for property acquisitions and development costs, including the Amoco Acquisition, offset by approximately $43.0 million received from property sales.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $3.6 million compared to $165.4 million provided in 1998. The September 30, 1999 amount includes net proceeds from the Company's credit facility of $4.0 million, partially offset by the payment of $78,000 in bank and other loan fees, and $347,000 in other costs. The 1998 amount includes approximately $429.3 million received from long-term borrowings and approximately $73.5 million received from the sale of preferred stock, offset by the payment of long-term borrowings of approximately $257.9 million, the redemption of preferred stock of approximately $40.8 million and the payment of loan fees of approximately $38.5 million.

     The Company has retained CIBC World Markets Corp. to provide assistance to it with respect to considering alternatives for a restructuring of its capital or other reorganization.

Outstanding Indebtedness and Other Securities

Credit Facility.
---------------

     On April 27, 1998, Gothic Production, with the Company as guarantor, entered into the Credit Facility. The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25.0 million. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base is redetermined at least semi-annually and was initially redetermined on October 1, 1998. Upon completion of the April 1, 1999 redetermination, the borrowing base remained at $25.0 million. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic Production may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus; (i) 2.0 % whenever the Total Outstandings are 50% or less of the Borrowing Base; (ii) 2.25% whenever the Total Outstandings are greater than 50% but less than or equal to 75% of the Borrowing Base; or (iii) 2.5% whenever the Total Outstandings are greater than 75% of the Borrowing Base. Gothic Production is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic Production, whether currently owned or hereafter acquired. As of September 30, 1999, Gothic Production had $4.0 million outstanding under the Credit Facility. Further, the borrowing base amount available under the Company's Credit Facility is being redetermined and there is no assurance that the Company's lender will maintain the available amount at its current level of $25.0 million.

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

------------------------------------------------------------------------------

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

Future Capital Requirements and Resources

     The Company's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Company has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Company will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. The Company had $21.0 million in borrowing capacity available under its Credit Facility at September 30, 1999. Further, the borrowing base amount available under the Company's Credit Facility has been recently redetermined and has been reduced to $20.0 million. There is no assurance that the Company's lender will maintain the available amount at this current level.

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

     Additionally, we have assessed our non-information technology systems, which consist primarily of embedded technology at our Watonga, Oklahoma field office and the production telemetry equipment used on our operated wellsites. We believe that our non-information technology systems are now Year 2000 compliant.

     We are conducting an assessment of Year 2000 exposures related to our suppliers and customers. We have identified our key customers and suppliers and have requested information as to the Year 2000 compliance of such customers. Although no contingency plans have been developed to date, we will begin to formulate such plans as we ascertain the preparedness of our customers and suppliers. As of September 30, 1999 we have learned of no Year 2000 compliance problems from our suppliers or customers.

------------------------------------------------------------------------------

     We believe that all of our internal systems and equipment are now Year 2000 compliant. If all Year 2000 issues have not been adequately assessed, we may not be Year 2000 compliant, which in turn could have a material adverse effect on our business, operating results or financial condition. In addition, our operations may be disrupted in the event our suppliers or service providers are not Year 2000 compliant and such failure could have a material adverse effect on our business, operating results or financial condition.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Note 2 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations - General," "- Nine months ended September 30, 1999 Compared with Nine months ended September 30, 1998," "Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998, "- Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for natural gas and oil, the ability of the Company to acquire additional reserves, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, declines in the prices of natural gas and oil and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

PART II.  OTHER INFORMATION

Item 2 - Changes in Securities
------------------------------

     On August 17, 1999, Chesapeake Energy Corporation fully exercised the common stock purchase warrant issued to it in April 1998 and purchased 2,394,125 shares of the Company's common stock. The warrant had been issued to Chesapeake as part of the transaction involving the sale to Chesapeake of shares of the Company's Series B Senior Redeemable Preferred Stock, a 50% interest in the Company's Arkoma basin natural gas and oil properties and a 50% interest in substantially all of the Company's undeveloped acreage. The shares were issued pursuant to the cashless exercise provisions of the warrant that permitted Chesapeake to surrender the right to exercise the warrant for a number of shares of the Company's common stock having a market value equivalent to the total exercise price. The total exercise price was $23,941.25 or $0.01 per share. An aggregate of 45,121 warrants were surrendered in payment of the total exercise price. The shares of common stock were issued pursuant to the exemption form the registration requirements of the Securities Act of 1933, as amended, afforded by section 4 (2) thereof.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits:

          15 -      Letter Regarding Unaudited Interim Financial Information

          27 -      Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 1999, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOTHIC ENERGY CORPORATION



Date:  November 1, 1999       By:   /s/ Michael Paulk
                                    -----------------
                                    MICHAEL PAULK,
                                    President, Chief Executive Officer



Date:  November 1, 1999       By:   /s/ Steven P. Ensz
                                    ------------------
                                    STEVEN P. ENSZ,
                                    Vice President of Finance, Chief
                                    Financial Officer



Date:  November 1, 1999       By:   /s/ Andrew McGuire
                                    ------------------
                                    ANDREW MCGUIRE,
                                    Controller