Form 10KSB
period 1999-12-31
GOTHIC ENERGY CORP
filed 2000-03-30
CIK 878482

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-KSB
Mark One:
      [x] Annual Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.
      For the fiscal year ended December 31, 1999; or

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
      For the transition period from __________ to __________.

                          Commission File No. 0-19753

                           GOTHIC ENERGY CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

        Oklahoma                                             22-2663839
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                          Identification  No.)

 6120 South Yale Avenue - Suite 1200 - Tulsa, Oklahoma         74136
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                (918)  749-5666
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:
   Title of Each Class             Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------

                                     None
--------------------------------------------------------------------------------

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

     State Issuer's revenues for its most recent fiscal year:  $55,624,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 2000, was $6,424,166. (Non-affiliates have been determined on the basis of holdings set forth in the information incorporated by reference under Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer's classes of common equity, as of March 1, 2000, was 18,685,765.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
                                    PART I
                                    ------
Item 1.    Description of Business                                            3
Item 2.    Description of Property                                           11
Item 3.    Legal Proceedings                                                 12
Item 4.    Submission of Matters to a Vote of Security Holders               12

                                    PART II
                                    -------
Item 5.    Market for Common Equity and Related Security Holder Matters      13

Item 6.    Management's Discussion and Analysis or Plan of Operation         13
Item 7.    Financial Statements                                              26
Item 8.    Changes in and Disagreements on Accounting and Financial
           Disclosure                                                        26


                                   PART III
                                   --------
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                 27

Item 10.   Executive Compensation                                            29
Item 11.   Security Ownership of Certain Beneficial Owners and Management    31

Item 12.   Certain Relationships and Related Transactions                    33
           Glossary                                                          35

                                    PART IV
                                    -------
Item 13.   Exhibits and Reports on Form 8-K                                  37

                                    PART I
                                    ------

Item 1 - Description of Business:
--------------------------------

General

     Gothic Energy Corporation is a holding company owning all of the outstanding capital stock of Gothic Production Corporation. As used herein, the term "Gothic Energy" refers to Gothic Energy Corporation (the parent corporation only), "Production Corp." refers to Gothic Production Corporation, and Gothic Energy and Production Corp. are referred to collectively as the "Company".

     Production Corp., the wholly owned operating subsidiary of Gothic Energy, is an independent energy company primarily engaged in the acquisition, development, exploitation, exploration and production of natural gas and oil. As of December 31, 1999, Production Corp. had proved reserves of 289.2 Bcf of natural gas and 1.9 MMBbls of oil (300.7 Bcfe), with a PV-10 of approximately $213.3 million as estimated by Production Corp's independent petroleum engineers.

     Production Corp's natural gas and oil reserves and acreage are principally located in the Anadarko, Arkoma and Permian/Delaware basins, which are historically prolific basins with multiple producing horizons and long-lived reserves. These basins generally provide significant development and exploitation potential through low-risk infill drilling and the implementation of new workover, drilling and recompletion technologies. Production Corp. is currently engaged in implementing a comprehensive development and exploitation program designed to increase its natural gas and oil production, earnings, cash flow and net asset value by enhancing proved producing reserves and converting proved undeveloped reserves to proved producing reserves. Production Corp. has identified, as of March 1, 2000, 214 development and exploitation projects within its properties. In July 1997, the Company initiated a comprehensive development program and as of March 1, 2000 had successfully drilled 118 wells, 111 of which have been completed and are producing and, at March 1, 2000, an additional 14 wells were in various stages of completion. Through March 1, 2000, Production Corp. has not engaged in any material exploration activities but intends to devote a limited amount of capital in the future to pursue seismic controlled exploration opportunities.

     At December 31, 1999, Production Corp. held an interest in approximately 465,000 gross acres (approximately 241,000 net acres) and had an interest in 1,005 gross wells (503 net wells). Production Corp. serves as operator of 578 of the wells in which it has an interest. Operated wells account for approximately 63% of the PV-10 value of Production Corp's proved reserves as of December 31, 1999. Production Corp. had estimated proved reserves of 300.7 Bcfe with a PV-10 of $213.3 million as of December 31, 1999. These reserves, of which 87% were classified as proved developed, had an estimated average reserve life of approximately 10.6 years and 96% were natural gas. For the year ended December 31, 1999, Production Corp. had revenues of $55.6 million, EBITDA of $40.7 million and a net loss of $17.3 million.

Business Strategy

     The Company's objective, through Production Corp., is to increase its reserves, production, earnings, cash flow and net asset value through a growth strategy that includes (i) developing, exploiting and exploring its properties
(ii) maintaining a low operating cost structure, and (iii) acquiring strategic natural gas and oil properties in a disciplined manner.

     .    Development, Exploitation and Exploration. Production Corp. seeks to maximize the value of its natural gas and oil properties through development drilling, workovers, recompletions, reductions in operating costs and enhanced operating efficiencies. Production Corp. has, as of March 1, 2000, identified 214 development and exploitation projects within its properties, of which 154 have been assigned proved undeveloped reserves. In 2000, Production Corp., based on currently projected revenues and financing, intends to spend approximately $23.0 million to drill 70 to 80 gross wells, most of which are on proved undeveloped locations. Production Corp. also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. Production Corp. expects it will spend approximately $2.0 million in 2000 on these projects. Additionally, Production Corp. expects it will spend approximately $3.0 million in 2000 on seismic controlled exploration projects. Production Corp. believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

     .    Maintain Low Cost Operations. Production Corp. is able to control directly operating and drilling costs as the operator of wells comprising approximately 63% of the PV-10 value of proved reserves as of December 31, 1999. In addition, Production Corp. has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting marginal and non-strategic properties with limited development potential. Lease operating expenses, net of production taxes, have decreased 70%, from $0.74 per Mcfe of production in 1997 to $0.22 per Mcfe for the year ended December 31, 1999. Further, general and administrative expenses per Mcfe of production have decreased 40%, from $0.30 per Mcfe to $0.18 per Mcfe over the same period. Production Corp. intends to maintain the reduced operating costs associated with well operations through the use of advanced wireless technology licensed to Production Corp. as part of the Amoco Acquisition. This technology enables Production Corp. to remotely monitor well operations, thereby reducing the need for on-site monitoring personnel. Production Corp. has deployed this technology throughout many of its producing properties in the Anadarko and Arkoma basins.

     .    Strategic Acquisitions. Production Corp. has increased its reserves through acquisitions, having added, since 1994, 424.9 Bcfe through 14 acquisitions at a total acquisition cost of $339.9 million, or an average cost of $0.80 per Mcfe. The properties acquired were producing natural gas and oil properties located primarily in Oklahoma, Texas, New Mexico and Kansas. There were no significant acquisitions in 1999 and none are budgeted for 2000. Production Corp. focuses its acquisition efforts on producing natural gas properties within strategic geographic areas with (i) relatively long-lived natural gas production, (ii) quantifiable development and exploitation potential, (iii) low risk exploration potential, (iv) historically low operating expenses or the potential to reduce operating expenses, (v) close proximity to Production Corp.'s existing production or in areas where Production Corp. has the ability to develop operating economies of scale and (vi) geological, geophysical and other technical and operating characteristics with which management of Production Corp. has expertise.

Natural Gas and Oil Reserves

     The following table sets forth certain information on the total proved natural gas and oil reserves, and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 1999 for Production Corp. based on the report of Lee Keeling and Associates, Inc. The calculations which Lee Keeling and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

                                                                         As of December 31, 1999
                                           -----------------------------------------------------------------------------------
                                                                                          Natural Gas               PV-10%
                                            Natural Gas                Oil                 Equivalent           (in thousands)
                                           -------------         ----------------        -------------         ----------------
                                               (MMcf)                (MBbls)                (Mmcfe)
Proved developed reserves                        251,631                    1,683              261,726                 $193,292
Proved undeveloped reserves                       37,560                      239               38,996                   20,040
                                           -------------         ----------------        -------------         ----------------
  Total proved reserved                          289,191                    1,922              300,722                 $213,332
                                           =============         ================        =============         ================

     Prices used in calculating future net revenue of proved reserves as of December 31, 1999 and related PV-10 were $1.89 per Mcf of natural gas and $24.33 per barrel of oil based on average prices received by Production Corp. during
December 1999.    Production Corp. has not filed any estimates of proved natural gas and oil reserves with any federal authority or agency other than the Securities and Exchange Commission.

Principal Areas of Operations

     The following table sets forth the principal areas of operation and estimated proved natural gas and oil reserves, PV-10 of the estimated future net revenues and percent of total PV-10 of Production Corp. at December 31, 1999.


                                                                        Natural                                % of
                                        Oil and         Natural           Gas                                 Total
Field                                  Condensate         Gas          Equivalent          PV-10%             PV-10%
---------------------------------     ------------     ---------      ------------     --------------      ------------
                                        (MBbls)          (MMcf)         (MMcfe)        (in thousands)

Anadarko Basin:
 Springer Field...................         47           22,818            23,100           $ 15,099            7.1%
 Northwest Okeene/Cedardale Field.        412           34,368            36,840             27,820           13.0%
 Cement Field.....................        229           64,466            65,840             40,512           19.0%
 Mocane Laverne & Hugoton Fields..         52           10,990            11,302              7,449            3.5%
 Carter-Knox......................          8            2,020             2,068                 83              -
 Watonga-Chickasha................        508           79,598            82,645             63,505           29.8%
Arkoma Basin:
 Arkoma Field.....................          -           27,541            27,541             19,701            9.2%
 Potato Hills.....................          -           13,082            13,082             15,388            7.2%
Permian/Delaware Basin:
 Johnson Ranch/Brushy Draw........        666           10,455            14,451             12,534            5.9%
 Pecos Slope......................          -           23,853            23,853              8,950            4.2%

Hedging Effects...................          -                -                 -              2,291            1.1%
                                        -----          -------           -------           --------          -----
Totals............................      1,922          289,191           300,722           $213,332          100.0%
                                        =====          =======           =======           ========          =====


Drilling Activity

     The following table sets forth development drilling results for the years ended December 31, 1997, 1998 and 1999. There were no exploratory wells drilled during those years.

                                         1997                   1998                  1999
                                -----------------------  -------------------  ---------------------
                                  Gross         Net        Gross      Net        Gross       Net
                                ---------  ------------  ---------  --------  -----------  --------
Productive                           17.0           9.9       44.0      20.4         41.0      14.5
Drilling and completing               ---           ---        ---       ---         15.0       5.6
Non-Productive                        ---           ---        2.0       1.8          5.0       2.9
                                     ----           ---       ----      ----         ----      ----
  Total                              17.0           9.9       46.0      22.2         61.0      23.0
                                     ====           ===       ====      ====         ====      ====

     In the third quarter of 1997, the Company initiated a comprehensive development program and, as of March 1, 2000, had successfully drilled 118 wells, of which 111 have been completed and are producing and, at March 1, 2000, 14 additional wells were at various stages of completion. In 2000, Production Corp., based on currently projected revenues and financing, intends to spend approximately $23.0 million to drill 70 to 80 gross wells, most of which are on proved undeveloped locations. Production Corp. also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. Production Corp. expects it will spend approximately $2.0 million in 2000 on these projects. Additionally, Production Corp. expects it will spend approximately $3.0 million in 2000 on seismic controlled exploration projects. Production Corp. believes geological and geophysical data, including 3D and 2D seismic surveys acquired in the Amoco Acquisition, will enable it to reduce costs and risks associated with drilling activities throughout its Anadarko basin properties.

     The final determination with respect to any potential drilling locations and the expected time frame for the drilling of any well will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic or other data, (ii) the availability of sufficient capital resources by Production Corp. for drilling prospects, and (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews. There can be no assurance that any wells will, if drilled, encounter reservoirs of commercial quantities of natural gas or oil.

Operating Control Over Production Activities

     Production Corp. operates 578 of the 1,005 wells in which it owns an interest, representing approximately 63% of its PV-10 as of December 31, 1999. The non-operated properties are being operated by unrelated third parties pursuant to operating agreements which are, for the most part, standard to the industry. Decisions about operations regarding non-operated properties may be determined by the outside operator rather than Production Corp. If Production Corp. declines to participate in additional activities proposed by the outside operator, under certain operating agreements, Production Corp. will not receive revenues from, and/or will lose its interest in, the activity in which it declines to participate.

     Pursuant to the Amoco Acquisition, the Company received a license to use advanced well automation technology developed by Amoco. This technology is a wireless application that allows Production Corp. to remotely monitor production, well pressure and temperature along with other well control factors on a real-time basis. Further, the technology helps to regulate the well's productivity and makes periodic adjustments to allow the well to flow more efficiently. Production Corp. believes that the application of this wireless technology has allowed Production Corp. to employ fewer personnel to monitor well activity and operate wells more economically. This technology is currently being utilized on almost all operated properties in the Anadarko and Arkoma basins as well as on a few significant non-operated properties Production Corp. owns an interest in.

Title to Natural Gas and Oil Properties

     Production Corp. has acquired interests in producing and non-producing acreage in the form of working interests, royalty interests and overriding royalty interests. Substantially all of Production Corp.'s property interests are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract natural gas and oil from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of natural gas and oil. Once wells are drilled, a lease generally continues so long as production of natural gas and oil continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of Production Corp.'s non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Production Corp. is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of Production Corp's undeveloped acreage is held by production, annual delay rentals are generally nominal.

     Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the natural gas and oil industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. In addition, in certain areas Production Corp's interests in producing properties are subject to certain agreements and other instruments that have not been recorded in real property records. The effect of these unrecorded instruments has been confirmed based upon a review of historical cost and revenue information, including joint interest billings, division orders, check stubs and other production accounting information reflecting such unrecorded interests. Production Corp. believes that such burdens and unrecorded instruments neither materially detract from the value of its interest in the properties, nor materially interfere with the use of such properties in the operation of its business.

     While updated title opinions may not always be received prior to the acquisition of a producing natural gas and oil property, title opinions on significant producing properties have historically been obtained in connection with pledging Production Corp's producing properties under bank loan agreements. On undeveloped leases, title opinions are usually not obtained until immediately prior to the drilling of a well on a property. Accordingly,

Production Corp's proved undeveloped reserves may be the subject of significantly less title investigation. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of producing properties and before exploratory drilling.

Production and Sales Prices

     Production Corp's production of natural gas and oil is derived solely from within the United States. Production Corp. is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements with customers. However, from time to time, Production Corp. does enter into hedging agreements with respect to its natural gas and oil production.

     In April 1999, Production Corp. entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar placed a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by Production Corp. Additionally, in July 1999 Production Corp. entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU.

     In January 2000, Production Corp. entered into a hedge agreement covering 50,000 MMBTU of natural gas per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Production Corp. entered into a hedge agreement covering 20,000 MMBTU of natural gas per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge is in effect for the months of April and May 2000 and the commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index, ("Panhandle Eastern").

     The collars represent approximately 70% of Production Corp's current daily natural gas production. Collar arrangements limit the benefits Production Corp. will realize if actual prices rise above the ceiling price. These arrangements provide for Production Corp. to exchange a floating market price for a fixed range contract price. Payments are made by Production Corp. when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for both contracts is Panhandle Eastern.

     In August 1999, Production Corp. entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000.

     Production Corp. does not refine or process the natural gas and oil it produces, but sells the production to unaffiliated natural gas and oil purchasing companies in the area in which it is produced. Production Corp. sells crude oil on a market price basis and sells natural gas under contracts to both interstate and intrastate natural gas pipeline companies.

Marketing of Production

     Production Corp's production of natural gas and oil is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, and gas is sold under contract at negotiated prices based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of gas and prevailing supply/demand conditions.

     Typically, gas production is sold to various pipeline companies. The basic terms of all the contracts are essentially the same in that Production Corp. makes gas production available to the pipeline companies at certain given points of delivery on their pipelines and the pipeline company accepts such gas and delivers it to the end user. The pipeline company then has the obligation to pay Production Corp. a price for the gas which is based on published indices of average pipeline prices or upon a percentage of the pipeline resale value.

     In January 1998 the Company entered into a ten-year marketing agreement with Continental Natural Gas Company ("Continental"), now CMS Continental Natural Gas, whereby the majority of the natural gas associated with the Amoco Acquisition will be sold to Continental at current market prices adjusted for marketing and transportation fees.

     The Company's revenues, earnings and cash flows are highly dependent upon current prices for natural gas and oil received by Production Corp. In December 1999, natural gas and oil prices received by Production Corp. for its production were $1.89 per Mcf and $24.33 per Bbl, respectively. In general, prices of natural gas and oil are dependent upon numerous factors beyond the control of Production Corp. including supply and demand, competition, imports and various economic, political, environmental and regulatory developments, and accordingly, future prices of natural gas and oil may be different from prices in effect at December 31, 1999. As of March 1, 2000, the price received by Production Corp. for natural gas had risen to $2.31 per Mcf. In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future natural gas and oil prices and demand or the overall effect they will have on the Company.

     During the year ended December 31, 1999, Production Corp. sold approximately 56% of its gas production to Continental and 47% of its oil production to Duke Energy, Inc.

Competition

     The natural gas and oil industry is highly competitive in all of its phases. Production Corp. encounters competition from other natural gas and oil companies in all areas of its operations, including the acquisition of producing properties and the marketing of natural gas and oil. Many of these companies possess greater financial and other resources than Production Corp. Competition for acquisition of producing properties is affected by the amount of funds available to Production Corp., information about producing properties available to Production Corp. and any standards established from time to time by Production Corp. for the minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

Regulation

     The natural gas and oil business is regulated extensively by federal, state and local authorities. Various governmental agencies, both federal and state, have promulgated rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burdens on the natural gas and oil industry increase its cost of doing business and, consequently, affect its profitability. Because such laws and regulations are frequently amended or reinterpreted, Production Corp. is unable to predict the future cost of complying with such regulations. Production Corp. believes that it is in material compliance with its regulatory obligations.

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

     Environmental Matters. Production Corp's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from Production Corp's operations. The permits required for various areas of Production Corp's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines or injunction, or both. In the opinion of management, Production Corp. is in substantial compliance with current applicable environmental laws and regulations, and Production Corp. has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on Production Corp., as well as the natural gas and oil industry in general. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who dispose of or arrange for the disposal of "hazardous substances" found at such sites. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting Production Corp.'s operations impose clean-up liability relating to petroleum and petroleum related products. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as Production Corp., to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore facilities that may affect waters of the United States, the Environmental Protection Agency ("EPA") requires an operator to demonstrate $10.0 million in financial responsibility, and for offshore facilities the financial responsibility requirement is at least $35.0 million. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on Production Corp. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, Production Corp. is required to maintain such permits or meet general permit requirements. The EPA recently adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Production Corp. believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on Production Corp.

     Production Corp. has acquired leasehold interests in numerous properties that for many years have produced natural gas and oil. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of Production Corp's properties are or have been operated by third parties over whom Production Corp. has or had no control. Notwithstanding Production Corp's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact Production Corp.

     Marketing and Transportation. In the past, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Since 1978, maximum selling prices of certain categories of natural gas sold in the "first sales," whether sold in interstate or intrastate commerce, has been regulated pursuant to the NGPA. The term "first sales" means the first time gas is sold as a severed hydrocarbon after it is produced from the ground. The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas. There is currently no price regulation for "first sales" of gas. On July 26, 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA. The effect of termination of these price controls cannot be determined

     The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by Production Corp., as well as the revenues received by Production Corp. for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. Numerous parties have filed petitions for review of Order 636, as well as orders in individual pipeline restructuring proceedings. In July 1996, Order 636 was generally upheld on appeal, and the portions remanded for further action do not appear to materially affect Production Corp. Because Order 636 may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on Production Corp. and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

     The price Production Corp. receives from the sale of natural gas liquids and oil is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. Production Corp. is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for natural gas liquids and oil.

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

Employees

     As of March 1, 2000 the Company, through Production Corp., had a total of 33 employees consisting of 19 production and land personnel, and 14 financial, accounting and administrative personnel, two of whom are executive officers.

Executive Office

     The Company leases approximately 13,600 square feet of space in Tulsa, Oklahoma for its corporate and administrative offices. The annual rental is approximately $225,000 and the lease expires December 31, 2004. The Company believes this facility is adequate for its present requirements.

Incorporation

     Both Gothic Energy and Production Corp. are Oklahoma corporations. Gothic Energy was originally incorporated on November 19, 1985 under the laws of the State of New Jersey and was reincorporated as a Delaware corporation on June 23, 1994. On December 4, 1996, Gothic Energy was reincorporated as an Oklahoma corporation by merging the Delaware Corporation with and into a wholly owned subsidiary incorporated for that purpose under the laws of the State of Oklahoma. Production Corp. was incorporated on March 26, 1998 and acquired substantially all the assets of Gothic Energy on April 27, 1998. The Company's principal office is at 6120 South Yale Avenue, Suite 1200, Tulsa, Oklahoma 74136, and its telephone number is (918) 749-5666.

Item 2 - Description of Property:
--------------------------------

Acreage

     The following table shows the approximate gross and net acres of leasehold interests of Production Corp. on December 31, 1999.

                                                                Developed                  Undeveloped
                                                                 Acreage                     Acreage
                                                           --------------------       ---------------------
                       Field                                Gross         Net          Gross          Net
---------------------------------------------------        -------      -------       -------       -------
Anadarko Basin
  Springer Field...................................          7,200        4,680           150            75
  Northwest Okeene/Cedardale Field.................         66,560       51,906         1,920           274
  Cement Field.....................................         48,640       29,184         3,385           980
  Mocane Laverne & Hugoton Fields..................         93,518       49,485           420           420
  Watonga-Chickasha................................        135,680       69,196         8,157         4,127

Arkoma Basin
  Arkoma Field.....................................         74,240       18,560             -             -
  Potato Hills.....................................          5,754          795         6,980         2,523

Permian/Delaware Basin
  Johnson Ranch/Brushy Draw........................            160          120             -             -
  Pecos Slope......................................         12,000        9,000             -             -
                                                           -------      -------        ------         -----
    Totals.........................................        443,752      232,926        21,012         8,399
                                                           =======      =======        ======         =====

Productive Well Summary

     The following table sets forth by field the respective interests in productive wells owned by Production Corp. as of December 31,1999.

                                                               Gross                 Net
Field                                                        Well Count           Well Count
----------------------------------------------------       -------------        --------------
Anadarko Basin:
 Springer Field.................................                 35                   14
 Northwest Okeene/Cedardale Field...............                189                   92
 Cement Field...................................                 72                   18
 Mocane Laverne & Hugoton Fields................                100                   56
 Watonga-Chickasha..............................                355                  179
Arkoma Basin:
 Arkoma Field...................................                139                   35
 Potato Hills...................................                  3                    1
Permian/Delaware Basin:
 Johnson Ranch/Brushy Draw......................                  7                    3
 Pecos Slope....................................                105                  105
                                                              -----                  ---
Totals..........................................              1,005                  503
                                                              =====                  ===

Natural Gas and Oil Production

     The following table shows the approximate net natural gas and oil production attributable to the Company for the years ended December 31, 1997, 1998 and 1999.

                                                                     YEAR ENDED DECEMBER 31,
                                                            1997              1998             1999
                                                         ----------        ----------       ----------
 Natural gas (MMcf).............................             6,583            24,455           25,477
 Oil (MBbls)....................................               176               257              158
 Natural gas equivalent (MMcfe).................             7,639            25,997           26,425

Item 3 - Legal Proceedings:
--------------------------

     Gothic Energy is a plaintiff in an action instituted on December 22, 1999 in the United States District Court for the Northern District of Oklahoma against Jefferies & Company, Inc. ("Jefferies") seeking actual and punitive damages against Jefferies for intentional interference with contractual relations and business opportunity wherein Gothic Energy claims Jefferies improperly and wrongfully interfered in the closing of the acquisition of the Amoco assets in January 1998. Jefferies has filed a counterclaim against Gothic Energy seeking indemnification under an alleged letter agreement between Gothic Energy and Jefferies for attorney's fees and expenses of litigation, among other things. The litigation is presently in the discovery stage, and management is unable to predict its ultimate outcome.

     Neither Gothic Energy nor Production Corp. are parties to any other proceedings other than ordinary litigation incidental to their business, the outcome of which management believes will not have a material adverse effect on their financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders:
------------------------------------------------------------

     On October 5, 1999 Gothic Energy held its Annual Meeting of Shareholders to elect three directors of Gothic Energy to hold office until the next Annual Meeting of Shareholders in 2000 and the election and qualification of their successors and to consider and vote on a proposal to approve the adoption of a 1999 Stock Incentive Plan.

     John Fleming, Brian Bayley and Michael Paulk were elected to serve as directors until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The proposal to approve the adoption of the 1999 Stock Incentive Plan was not passed by the requisite shareholder vote.

                                    PART II
                                    -------


Item 5 - Market for Common Equity and Related Security Holder Matters:
---------------------------------------------------------------------

     Gothic Energy's Common Stock is quoted on the OTC Bulletin Board under the symbol GOTH. The following table sets forth the high and low bid quotations on the OTC Bulletin Board for Gothic Energy's Common Stock by calendar quarter for the period January 1,1996 through March 1, 2000.

                                                   Bid
                                        --------------------------
             Calendar Quarter              High            Low
     --------------------------------   -----------    -----------
     1998:
      First Quarter                       $3.063          $1.813
      Second Quarter                       2.375           1.188
      Third Quarter                        1.594           0.563
      Fourth Quarter                       0.719           0.219

     1999:
      First Quarter                        0.719           0.375
      Second Quarter                       0.813           0.422
      Third Quarter                        0.531           0.406
      Fourth Quarter                       0.438           0.156

     2000:
      First Quarter                       $0.453          $0.141
      (through March 1)

     The foregoing amounts, represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. On March 1, 2000, the closing bid quotations for the Common Stock, as reported on the OTC Bulletin Board, was $0.344.

     As of March 1, 2000, Gothic Energy had 153 shareholders of record and believes that it has in excess of 500 beneficial holders. Gothic Energy has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends on its Common Stock. Under the terms of various loan documents, Gothic Energy is prohibited from paying cash dividends on its Common Stock.

Item 6 - Management's Discussion and Analysis or Plan of Operation:
------------------------------------------------------------------

     The discussion in this section of this Annual Report is intended to comply with the so called "plain-English" rule adopted by the Commission relating to the language used.

A Discussion of Our Results of Operations

General

     As a consequence of our holding company structure, all of our natural gas and oil acquisition, development, exploitation, exploration and production activities are conducted through Production Corp., the wholly-owned operating subsidiary of Gothic Energy. The sole material asset of Gothic Energy, our parent corporation, is the outstanding capital stock of Production Corp. During 1999, our parent corporation incurred $179,000 of general and administrative costs and had approximately $10.0 million of interest expense and related note amortization costs on its outstanding 14-1/8% Senior Secured Discount Notes due 2006. Additionally, Gothic Energy recognized $8.7 million in preferred dividends and amortization of preferred discount on its Series B Convertible Preferred Stock during 1999.

     The following discussion of our operating results describes the operations of our operating subsidiary, Production Corp., unless we state otherwise.

     Our results of operations have been significantly affected by the acquisition of producing natural gas and oil properties over the last three years as well as a re-capitalization we completed in April 1998. During 1998, we completed the acquisition of a major amount of natural gas and oil assets from Amoco Corporation for a purchase price of $242.0 million. The Amoco acquisition added approximately 240.0 Bcfe of proved reserves with a PV-10 of approximately $230.1 million to our reserves as of December 31,1997.

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

     We incurred a net loss of $129.7 million in 1998, due principally to a decline in natural gas and oil prices during that year. This commodity price decline required that we write down the carrying value of our natural gas and oil properties by $76.0 million. More significantly, the commodity price decline continued to affect our ongoing revenues and cash flows during early 1999, contributing to a net loss of $17.3 million for the year ended
December 31, 1999.

     It is our intention to continue to spend available cash flow (EBITDA less cash interest payable on bank debt and on Senior Secured Notes) on the development of our natural gas and oil properties. With the continued volatility of commodity prices, we will continue to utilize hedging programs.
We believe this should help to stabilize cash flow, which is necessary to ensure our ability to generate sufficient reserves to replace current production, but limits the benefit of increases in commodity prices above the hedge price. Should commodity prices fall below current levels, we would be limited in our ability to increase production and maintain cash flow at a level sufficient to meet our ongoing financial covenants under our Credit Facility. Recently, the price of natural gas and oil has increased, but there is no assurance that prices will continue to increase or remain at the current level. Further, the borrowing base amount available under our Credit Facility was redetermined in October 1999 and was reduced from $25.0 million to $20.0 million. On
March 27, 2000, the borrowing base amount was further reduced to $15.0 million. There is no assurance that our lender will maintain the available amount at this current level.

     Gothic Energy is currently engaged in efforts to restructure its balance sheet. It has been engaged in negotiations with both Chesapeake Energy Corporation ("Chesapeake") with respect to Gothic Energy's Senior Redeemable Preferred Stock, Series B ("Preferred Stock") held by Chesapeake and the holders of its 14-1/8% Senior Secured Discount Notes due 2006 (the "Discount Notes") in that regard. The terms of the Preferred Stock held by Chesapeake provide for the payment of dividends at a rate per annum of 12% of the aggregate liquidation preference payable in additional shares of Preferred Stock, provided that after April 1, 2000, at Gothic Energy's option, the dividends payable may be paid in cash. In lieu of cash interest payments, the principal amount of Discount Notes accrete at a rate per annum of 14-1/8% compounded semi-annually to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14-1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year. In an effort to eliminate this continuing erosion of the interests of Gothic Energy's common equity by the payment of dividends in kind on the shares of Preferred Stock and enlargement of the outstanding principal of its Discount Note indebtedness, Gothic Energy had, in the latter half of 1999, been seeking to refinance these securities. As a consequence of the reduced levels of market prices for natural gas and oil throughout the latter half of 1998 and into 1999 and the resulting impact on the Company's revenues and financial condition, Gothic Energy was unsuccessful in pursuing its efforts to refinance these securities.

     On February 29, 2000, Gothic Energy and Production Corp. entered into an agreement with Chesapeake to purchase an option to redeem the 61,007 shares of outstanding Preferred Stock, plus accrued dividends, and 2,439,246 shares of Common Stock held by Chesapeake. The consideration for the purchase of the option is the turn-over to Chesapeake of the operations of certain wells and Production Corp. resigning as operator of those wells and the extension of a right of first refusal under a Participation Agreement with Chesapeake until April 30,2006. A closing under the option and the redemption of the shares will be held upon the fulfillment of various closing conditions including, among others approval by certain lenders of the Company.

     Gothic Energy is currently in negotiations with the holders of the Discount Notes intended to result in the conversion of that indebtedness into equity securities of Gothic Energy. Inasmuch as those negotiations are ongoing, there can be no assurance as to the success of those efforts or the terms on which the indebtedness of Gothic Energy may be exchanged. It is expected, however, that the exchange of that indebtedness will result in material dilution to the holders of Gothic Energy's Common Stock. Gothic Energy is seeking to enter into agreements with the holders of the Discount Notes to exchange their Discount Notes for shares of Common Stock which agreements are expected to be subject to the fulfillment of various closing conditions. Implementation of the closing by Gothic Energy under the option with Chesapeake and the exchange of the Discount Notes is also expected to be accompanied by efforts to raise additional equity capital through a rights offering or by other means. Gothic Energy is currently engaged in a review of the various means by which the implementation of a restructuring can be accomplished. Gothic Energy is unable to predict the success of these restructuring efforts, the terms on which or means by which its balance sheet may be improved, and the extent of any dilution to be sustained by the holders of its outstanding Common Stock.

Natural Gas and Oil Production, Revenue and Price History

     The table below reflects certain of our summary operating data for the periods presented:

                                         1997           1998           1999
                                       -------        -------        -------
Net Production:
   Oil (Mbls)                              176            257            158
   Natural Gas (Mmcf)                    6,583         24,455         25,477
   Natural Gas Equivalent (Mmcfe)        7,639         25,997         26,425

Oil and Natural Gas Sales:
   Oil                                 $ 3,551        $ 3,469        $ 2,671
   Natural Gas                          13,867         47,245         50,296
                                       -------        -------        -------
   Total                               $17,418        $50,714        $52,967
                                       =======        =======        =======
Average Sales Price:
   Oil (Bbl)                           $ 20.18        $ 13.50        $ 16.91
   Natural gas (Mcf)                      2.11           1.93           1.97
   Natural gas equivalent (Mcfe)          2.28           1.95           2.00
Expenses ($ per Mcfe):
   Lease Operating (1)                 $  0.74        $  0.33        $  0.22
   General and Administrative             0.30           0.14           0.18
   Depreciation, Depletion and
      Amortization (2)                    0.72           0.91           0.77

--------------------

 (1) These amounts are net of production taxes.
 (2) These amounts represent depreciation, depletion and amortization of oil and natural gas properties only.

A Comparison of Operating Results For The Years Ended December 31, 1999 and December 31, 1998

     Our revenues were $55.6 million for the year 1999 as compared to $53.0 million for the year 1998. This represents a 5% increase in total revenue for 1999. Natural gas and oil sales for the year ended 1999 increased $2.3 million to $53.0 million compared to $50.7 million in 1998, or an increase of 5%. Of the 1999 revenues, $2.7 million was from oil sales and $50.3 million was from natural gas sales. In 1998, we had $3.5 million from oil sales and $47.2 million from natural gas sales. The increase in our natural gas and oil sales was primarily the result of higher commodity prices for both natural gas and oil in 1999 compared to 1998. Our oil sales in 1999 were based on the sale of 158,000 barrels at an average price of $16.91 per barrel as compared to 257,000 barrels at an average price of $13.50 per barrel in 1998. Natural gas sales in 1999 were based on the sale of 25.5 Bcf at an average price of $1.97 per mcf compared to 24.5 Bcf at an average price of $1.93 per mcf in 1998.

     We incurred lease operating expenses during 1999 of $9.6 million compared with lease operating expenses of $12.1 million for 1998. Our lease operating expenses include approximately $3.9 million and $3.5 million in production taxes which we incurred from our share of production in 1999 and 1998, respectively. The decrease in lease operating expenses is primarily due to certain non-recurring costs associated with the Amoco Acquisition transition which were incurred during the first quarter of 1998 and the sale of oil properties in the Johnson Ranch and Brushy Draw areas in early 1999 which had high operating costs. Our lease operating expenses and production taxes as a percentage of natural gas and oil sales decreased to 18% in 1999 as compared to 24% in 1998. Lease operating expenses per Mcfe decreased to $0.22 for 1999 compared to $0.33 in 1998. Both of these decreases we believe are due to our more wide spread use of telemetry and other more efficient means of operating our properties that we acquired as part of our transaction with Amoco in early 1998.

     Our depreciation, depletion and amortization expense was $21.0 million for 1999 as compared to $24.0 million for 1998. The decrease resulted primarily from the write-down of natural gas and oil properties in the latter half of 1998, which created a smaller depletable base.

     Our general and administrative costs were $4.7 million for 1999 as compared to $3.8 million for 1998. This increase was primarily the result of personnel we added and other costs we incurred related to the Amoco acquisition and the administrative costs incurred in operating and developing the wells acquired. The costs per Mcfe increased from $0.14 in 1998 to $0.18 in 1999. We also incurred investment banking and related fees in 1999 of $638,000 in connection with our efforts to restructure our balance sheet

     We account for our oil and gas exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission ("Commission"). Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our natural gas and oil reserves are estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. In the event the unamortized cost of the natural gas and oil properties we are amortizing exceeds the full cost ceiling as defined by the Commission, we charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our natural gas and oil properties. Changes in our estimates or declines in prevailing natural gas and oil prices could cause us to reduce in the near term our carrying value of our natural gas and oil properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.

     During the year ended December 31, 1998, we made a $76.0 million pre-tax provision for impairment of our natural gas and oil properties because of the drop in natural gas and oil prices during the last half of 1998. Our full cost ceiling at December 31, 1998 was based on natural gas prices received at the time of $1.81 per Mcf and oil prices received of $10.50 per Bbl. This provision resulted from a full cost ceiling write-down. The write-down is shown in our balance sheet as a reduction of the cost of natural gas and oil properties. We had no full cost ceiling write-down during 1999.

     We evaluate natural gas and oil reserve acquisition opportunities in light of many factors only a portion of which may be reflected in the amount of proved natural gas and oil reserves that we propose to acquire. In determining the purchase price to be offered, we do not solely rely on proved oil and gas reserves or the value of such reserves determined in accordance with Rule 4-10 of Regulation S-X adopted by the Commission. Factors we consider include the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that we believe can be made in us operating the producing properties, the additional reserves that we believe can be proven relatively inexpensively based on our knowledge of the area where the interests are located and existing producing properties we own. We may also consider other factors if appropriate. We may conclude that an acquisition is favorable even if there may be a full cost ceiling write-down associated with it based on other factors we believe are important. We do not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and at year end for all of our properties included in our cost center and is based on prices for natural gas and oil as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. We review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of natural gas and oil, anticipated future prices for natural gas and oil, the factors described above as well as other factors that may relate to the specific properties under review.

     Our interest and debt issuance costs were $38.0 million for 1999 as compared to $35.4 million for 1998. This increase was primarily because of higher debt levels associated with our 11 1/8% Senior Secured Notes which were issued in April 1998 by Production Corp., interest on our 14-1/8% Senior Secured Discount Notes which Gothic Energy issued in April 1998, and amortization of the costs incurred to complete the sale of these notes and amendments to our bank credit facility. We incurred interest costs of $26.1 million related to our 11 1/8% Senior Secured Notes, $9.7 million related to our 14 1/8% Senior Secured Discount Notes, $397,000 with our bank, and $1.8 million as amortization of loan costs.

     We recorded an extraordinary loss on the early extinguishment of debt in the amount of $31.5 million during 1998. The 1998 amount reflects the payment of $20.8 million in consent fees, $6.3 million in the write-off of unamortized discount and debt issuance costs and $4.4 million in unamortized bank loan costs. We obtained consents to the amendment of the terms of our 12 1/4% Senior Notes in early 1998 prior to repaying the notes and also prepaid our bank credit facility in April 1998.

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

     We use the sales method for recording natural gas sales. Our oil and condensate production is sold, title passed, and revenue recognized at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements, which are customary in our industry. Our gas sales are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time the excess is recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of our business in the operation of our gas wells as a consequence of operational factors. Certain of such gas balancing liabilities were assumed as part of the acquisition of natural gas and oil properties.

     At December 31, 1999, we had deferred charges related to gas balancing of $1.5 million and a gas balancing liability of $3.6 million, including $900,000 of deferred credits. The balances that existed at December 31, 1999, except for possible immaterial amounts, were not the result of producing operations we conducted but related to the assets we acquired. It is not our policy to operate wells in such a manner that imbalances are created. We expect that the imbalances that existed at December 31, 1999 will be settled upon abandonment of the wells or will be reflected in the price if the respective well interest is sold prior to then.

Matters Relating to Our Liquidity and Capital Resources

General

     Since 1994, our principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following reflects our comparative cash flows for the years ended December 31, 1998 and 1999:

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1998                    1999
                                               --------                --------
                                                        (in thousands)
                                               --------------------------------

     Net cash provided by operating
     activities                                $ 11,567                 $13,707
     Net cash used in investing
     activities                                 191,375                  22,241
     Net cash provided by financing
     activities                                 165,375                   8,828

     Our net cash provided by operations increased to $13.7 million for 1999 as compared to net cash provided of $11.6 million for 1998. The improved operating cash flows for 1999 relate primarily to the increase in income from operations before non-cash charges, partially offset by increased interest costs and a reduction of other liabilities.

     We used $22.2 million of net cash in investing activities for 1999 compared to net cash used of $191.4 million in 1998. The 1999 cash used for investing activities includes property development costs of approximately $21.1 million and approximately $3.4 million in cash paid for property and equipment acquisitions. These uses were partially offset by proceeds of $2.2 million received from the sale of substantially all of our Johnson Ranch properties.
The 1998 cash used for investing activities includes approximately $218.7 million paid for property acquisitions and $18.4 million for development costs, including the Amoco Acquisition, offset by approximately $44.7 million received from property sales.

     Our net cash provided by financing activities for 1999 was $8.8 million compared to $165.4 million provided in 1998. The 1999 amount includes net proceeds from our credit facility of $9.0 million, partially offset by the payment of $172,000 in bank and other loan fees. The 1998 amount includes proceeds from long-term debt, related to the Amoco acquisition and the subsequent recapitalization, of $431.3 million and proceeds from the issuance of our Series A and Series B Preferred Stock of $73.5 million, partially offset by the redemption of the Series A Preferred Stock and accrued dividends for $40.8 million, payment of $38.5 million in 12 1/4% Senior Notes consent fees and other bank and offering fees and payments of short and long-term debt of $259.9 million.

How We Have Financed Our Activities

     We have had a series of credit facilities in existence with Bank One, Texas, N.A. commencing in January 1996. Borrowings under these credit facilities were used to finance the payment of all or a substantial portion of the purchase price for the acquisitions of natural gas and oil properties we acquired since early 1996. The proceeds from the sale of equity securities financed substantially all of the balance. At present, the credit facility, with Production Corp. as the borrower and the parent corporation as the guarantor, (the "Credit Facility"), permits borrowings from time to time in the amount of up to $15.0 million. Interest on borrowings is payable monthly at the bank's base rate, as determined from time to time. All outstanding borrowings are due on April 30, 2001, the maturity date, when the Credit Facility ends unless extended or renewed. Borrowings under the Credit Facility are secured by a senior lien on the natural gas and oil assets owned by Gothic Production. As of December 31, 1999, $9.0 million was outstanding under this Credit Facility. At March 27, 2000 $8.5 million was available for borrowing under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of Production Corp., subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.25 to 1.0 for the quarter ended June 30, 1999, 1.50 to 1.0 for the quarter ended September 30, 1999, 1.75 to 1.0 for the quarter ended December 31, 1999 and 2.0 to 1.0 for each remaining quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting distributions and loans or advances to third parties, subject to certain exceptions. If Production Corp. is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Production Corp. is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

     Our bank credit facility and outstanding notes contain numerous affirmative and negative covenants. We must be in compliance with the Credit Facility in order to borrow funds. In addition, the breach of certain covenants could cause our outstanding indebtedness to the bank to become immediately due and payable. We are also required to be in compliance with the affirmative and negative covenants under our outstanding notes. If we fail to remain in compliance with these covenants under our notes the indebtedness may become immediately due and payable. If either our bank indebtedness or outstanding notes should become immediately due and payable, under the cross-default terms of these debt instruments, the other outstanding indebtedness would become immediately due and payable. This could result in an aggregate of $319.9 million of indebtedness, as of December 31, 1999 being immediately due and payable.

Future Capital Requirements and Resources

     Our capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because our natural gas and oil reserves are depleted by production over time, the success of our business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, we are dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements. At year-end, we had $9.0 million outstanding under our credit facility. Under our bank credit facility, we have a current borrowing base of $15.0 million with $8.5 million available for borrowing.

The Effect on Us of Changes in Prices and Inflation

     Our revenues and the value of our natural gas and oil properties are affected by changes in the prevailing prices for natural gas and oil. Natural gas and oil prices are subject to seasonal and other fluctuations that are beyond our control and ability to predict.

     From time to time, we hedge the natural gas prices we receive through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of natural gas and crude oil on our operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on Panhandle Eastern prices and specific volumes. Through the use of commodity price swap agreements, we can fix the price we receive for specified amounts of production to the commodity swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of natural gas and crude oil sales. We do not acquire, hold or issue financial instruments for trading purposes.

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

     Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters we have discussed above and elsewhere in this Annual Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements we discuss in this Annual Report appear in various places including under the headings: (i) "A Discussion of Our Results of Operations - General" as to our ability to borrow under our bank Credit Facility throughout 2000, our ability to obtain waivers from the bank and our ability to successfully negotiate a conversion of our Discount Notes into equity and to otherwise improve the balance sheet of Gothic Energy, (ii) "A comparison of Operating Results For The Year Ended December 31, 1999 and December 31, 1998" relating to our dependence for profits and revenues on prevailing spot market prices for oil and gas, (iii) "Changes in Prices and Inflation" as to the impact of inflation on us, and (iv) "Matters Relating to Our Liquidity and Capital Resources" as to our capital requirements, business strategy, our ability to remain in compliance with the terms of our Credit Facility, our ability to continue as a going concern, ability to attain and maintain profitability and cash flow, our ability to increase our reserves of natural gas and oil through drilling activities, our dependence upon the acquisition of and ability to acquire additional oil and gas properties or entering into joint oil and gas well development arrangements, access to debt and equity capital and availability of joint venture development arrangements, estimates as to our needs for additional capital and the times at which additional capital will be required, expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, ability to identify and integrate successfully any additional producing oil and gas properties we acquire and whether such properties can be operated profitably, ability to maintain compliance with covenants of our various loan documents and other agreements pursuant to which we have issued securities and obtain waivers when and as required, our ability to borrow funds or maintain levels of borrowing availability under our credit arrangements, statements about Proved Reserves or borrowing availability based on Proved Reserves and future net cash flows and their present value.

     We want to caution readers that the risk factors described below, as well as those described elsewhere in this Annual Report, or in our other filings with the Commission, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Substantial Indebtedness

     At December 31, 1999, we had $319.9 million of long-term indebtedness as compared to a negative stockholders' equity of $101.0 million. This level of indebtedness may pose substantial risks to us and the holders of our securities. These risks would include the possibility that we may not generate sufficient cash flow to pay the principal of and interest on our indebtedness and the risk of default thereunder. Our historical earnings were insufficient to cover our fixed charges, including preferred dividends, by $108.9 million and $26.0 million for 1998 and 1999, respectively. If we are unsuccessful in increasing our proved reserves or realizing production from our proved undeveloped reserves, our future net revenue from existing proved reserves may not be sufficient to pay the principal of and interest on our indebtedness in accordance with their terms. Our levels of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities. The agreements under which our indebtedness is outstanding contain financial and other restrictive covenants which could limit our operating and financial flexibility and, if violated, would result in an event of default which could preclude our access to credit under our bank credit facility or otherwise have a material adverse effect on us. A default under our bank credit facility or other loan documents could lead to a foreclosure against the assets that collateralize such indebtedness. In addition, the terms of our indebtedness contain provisions whereby a default under one loan agreement may also constitute a default under other indebtedness. If we should default under the terms of one loan agreement such default could also constitute an event of default under other indebtedness which could result in all of such indebtedness becoming immediately due and payable. There are currently no defaults under any of our outstanding indebtedness.

Auditors Report; Uncertainty as to Going Concern; Financial Statement
Presentation

     The report of our independent accountants, PricewaterhouseCoopers LLP, dated February 21, 2000, contains an additional paragraph wherein they point out that we have suffered recurring losses from operations and we have a working capital and a net capital deficiency. The report states that these matters raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our financial statements do not include any adjustments that would be necessary if we were not to continue as a going concern.

     Our ability to continue as a going concern makes us substantially dependent on our ability to meet our obligations to pay interest on our outstanding indebtedness. During 2000 management intends to use borrowings under its credit facility to meet a portion of our cash interest payments. If we are unable to remain in compliance with the minimum interest coverage ratio described above under "Substantial Indebtedness" or possibly other covenants in our credit facility, we may be unable to borrow funds under the credit facility. Our inability to borrow funds under our credit facility could cause us to be unable to pay interest on our other outstanding indebtedness. A failure to pay interest on our other outstanding indebtedness would be a default causing all of that indebtedness to be immediately due and payable. Under cross-default provisions under our existing agreements relating to our indebtedness, a default under one loan is likely to result in a default under all our loans. This would make all our indebtedness immediately due and payable. We expect to remain in compliance with our debt covenants or obtain the necessary waivers from the bank throughout 2000 and be able to borrow the necessary funds that may be required to meet our interest payments.

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

Restrictions Imposed by Lenders

     The instruments governing our indebtedness impose significant operating and financial restrictions on us. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. These restrictions could also limit our ability to affect future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of such indebtedness. In the event of default, the holders of such indebtedness could elect to declare all of those funds borrowed to be due and payable together with accrued and unpaid interest. In such event, there can be no assurance that we would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. If our wholly owned operating subsidiary, Production Corp. were unable to repay all amounts declared due and payable under its bank credit facility or its Senior Secured Notes, the lenders could proceed against the collateral granted by Production Corp. to satisfy the indebtedness and other obligations due and payable. If the bank credit facility indebtedness or the Senior Secured Notes of Production Corp. were to be accelerated to become immediately due and payable, there can be no assurance that the assets of Production Corp. would be sufficient to repay in full such indebtedness and our other indebtedness. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to us. In addition, the obligations under the bank credit facility and Production Corp's Senior Secured Notes are secured by substantially all of the assets of Production Corp. The pledge of such collateral to existing lenders could impair our ability to obtain favorable financing from other sources.

Ability to Manage Growth

     Although individual members of our management have significant experience in the natural gas and oil industry, we have been engaged in the natural gas and oil business for approximately five years and have a limited operating history upon which investors may base their evaluation of our performance. As a result of our brief operating history over five years, our operating results from historical periods are not readily comparable and, as a consequence of the Amoco acquisition, are not expected to be indicative of future results. There can be no assurance that we will experience growth in, or maintain our current level of, revenues, natural gas and oil reserves or production. Our natural gas and oil operations to date have focused on the acquisition and development of producing natural gas and oil properties. Our business plan and reserve reports include the drilling of approximately 70 to 80 gross wells during 2000 at an estimated cost of approximately $23.0 million.

     Any future growth of our natural gas and oil reserves, production and operations may place significant demands on our operational, administrative and financial resources, and the increased scope of operations may present challenges to us due to increased management time and resources required. Our future performance and profitability may depend in part on our ability to successfully integrate the operational, financial and administrative functions of acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

Limitation on the Payment of Funds to us by Production Corp.

     Our cash flow, and consequently the ability of Gothic Energy to pay dividends and to service cash interest payments on its Discount Notes and the repayment of the principal of the Discount Notes is dependent upon the cash flows of Production Corp. and the payment of funds by Production Corp. to Gothic Energy, as its parent corporation, in the form of loans, dividends, or otherwise. The terms of our outstanding indebtedness impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by Production Corp. to Gothic Energy.
Under the terms of our outstanding indebtedness, subject to certain restrictions, Production Corp. is permitted to pay dividends to us equal to the semi-annual interest payments due on our Discount Notes; provided that upon a notice of default or event of default under the terms of our outstanding indebtedness, Production Corp. will be prohibited from paying such dividends until the date such default or event of default is cured or waived.
Accordingly, in such an event, repayment of the Discount Notes may depend upon our ability to effect an offering of capital stock or to refinance the Discount Notes. A default under the Discount Notes or any other outstanding indebtedness would have a material adverse effect on holders of our common stock.

Risk of Hedging Activities

     In an attempt to reduce our sensitivity to energy price volatility, we use swap arrangements that generally result in a fixed price for sales of its natural gas and oil production over periods of up to 12 months. If our reserves are not produced at rates equivalent to the hedged position, we would be required to satisfy our obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. Hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. In addition, hedging contracts are subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant non-performance could have a material adverse financial effect on us. These arrangements provide for us to exchange a floating market price for a fixed contract price. Payments are made by us when the floating price exceeds the fixed price for a contract month and payments are received when the fixed price exceeds the floating price. Settlements on these swaps are based on the difference between the approximate average closing Panhandle Eastern price for a contract month and the fixed contract price for the same month.

     In April 1999, we entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar placed a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price we received for natural gas. If the Panhandle Eastern price of natural gas fell below $1.80 per MMBTU during the term of the collar agreement, we were paid the difference by the other party to the agreement on account of gas we sell below $1.80 per MMBTU. If the Panhandle Eastern price of natural gas rose above $2.16 per MMBTU during the term of the collar agreement, we paid the difference to the other party to the agreement on account of gas we sold above
$2.26 per MMBTU.   Additionally, in July 1999 we entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU.

     In January 2000, we entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, we entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for the month of April 2000 and $2.555 per MMBTU for the month of May 2000. This hedge is in effect for the months of April and May 2000. The commodity reference fixed price for all gas contracts is Panhandle Eastern.

     These collars represent approximately 70% of our current daily natural gas production. In August 1999, we entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000.

Need to Replace Reserves

     Our success is substantially dependent on our ability to replace and expand our natural gas and oil reserves through the exploitation and development of our properties and the acquisition of producing properties. These activities involve substantial risk. Without successful acquisition or drilling ventures, we will be unable to replace the reserves being depleted by production, and our assets and revenues, including the reserves, will decline. Our strategy includes increasing our reserve base through continued exploitation of our existing properties, exploration of new and existing properties and acquisitions of producing properties. There can be no assurance that our acquisition and development activities will result in the replacement of, or additions to, our reserves. Similarly, there can be no assurance that we will have sufficient capital to engage in our acquisition or development activities. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact, and as estimates their accuracy is inherently uncertain.

Acquisition Risks

     Our growth since we commenced natural gas and oil operations has been largely the result of acquisitions of producing properties. We expect to continue to evaluate and pursue acquisition opportunities available on terms our management considers favorable. The successful acquisition of producing properties requires an assessment of recoverable reserves, future natural gas and oil prices, operating costs, potential environmental and other liabilities and other factors beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review of the subject properties we believe to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. We generally assume pre-closing liabilities, including environmental liabilities, and generally acquire interests in the properties on an "as is" basis. With respect to our acquisitions to date, we have no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that our acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on us.

Drilling and Operating Risks

     The growth of our natural gas and oil reserves is currently substantially dependent on the success of our drilling activities. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control. These include economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Our drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations or financial condition.

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

Uncertainty of Estimates of Reserves and Future Net Revenues; Significant Undeveloped Reserves

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control. Information as to our reserves represents estimates based on reports prepared by our independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved natural gas and oil reserves is based upon engineering estimates derived after analysis of information we furnished or the operator of the property furnished. Estimates of economically recoverable natural gas and oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions. These include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future natural gas and oil prices, future operating costs, severance and excise taxes, capital expenditures and workover
and remedial costs.   All of these may in fact vary considerably from actual
results. Natural gas and oil prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected from the properties which are prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Approximately 9% of our estimated PV-10 of proved reserves and 13% of our estimated Bcfe of proved reserves as of December 31, 1999 are classified as undeveloped. Either changes in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

Future Capital Requirements

     We have made, and will continue to make, substantial capital expenditures for the acquisition, development and production of natural gas and oil reserves, particularly since a portion of our proved reserves consists of proved undeveloped reserves which require significant capital expenditures to develop. We have budgeted capital expenditures of approximately $23.0 million for the year ending December 31, 2000. We are not contractually committed to expend these funds. We currently expect that available cash, cash flows from operations, proceeds from the private or public sale of debt or equity securities, borrowings under the Credit Facility, and sales of certain natural gas and oil properties will be sufficient to fund our debt service requirements and planned capital expenditures for our existing properties through 2000. However, we may need to raise additional capital to fund acquisitions and the development of properties acquired, which capital may not be available to us.

     Under the terms of our transaction with Chesapeake entered into in April 1998 and as in effect at December 31, 1999, both Chesapeake and we are permitted to designate acreage for development drilling by giving written notice to the other party. In order for us to participate in any drilling proposals submitted by Chesapeake in the acreage which is the subject of our participation agreement, we will need to have available sufficient funds or borrowing availability to participate in the proposed drilling activity. While certain terms of the participation agreement limited the number of wells to be proposed by either party to the amount that would require capital expenditures by either party of $25.0 million in 1999, there is no such limit for 2000 or subsequent years. In the event we should not have funds available at the time, our interest in the well could be forfeited. (See Item 12 - Certain Relationship and Related Transactions, related to subsequent modifications to the Chesapeake agreement.)

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

Reliance on Key Personnel

     We are dependent upon the services of our Chief Executive Officer and President, Michael Paulk. The loss of his services could have a material adverse effect on us. We have entered into an employment agreement with Mr. Paulk, with a current expiration date of December 31, 2002.

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

     The discharge of natural gas, oil or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. It may require us to incur substantial costs of remediation. Moreover, we have agreed to indemnify sellers of producing properties purchased by us, including Amoco Corporation, among others, against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition or that material indemnity claims will not arise against us with respect to properties we acquired.

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

Item 8 - Changes in and Disagreements on Accounting and Financial Disclosure:
----------------------------------------------------------------------------

     During the two fiscal years ended December 31, 1999, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III
                                    --------

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of Exchange Act:
---------------------------------------------

     Directors and Executive Officers. The Directors and executive officers of the Company, certain significant employees, their ages and positions with the Company are as follows:

     Name                Age  Position With Company
     ----                ---  ---------------------

     John J. Fleming      60  Chairman of the Board and Director
     Michael K. Paulk     51  President and Director
     Steven P. Ensz       48  Vice-President, Finance and Chief Financial
                              Officer
     Brian E. Bayley      47  Director
     Bennett G. Shelton   43  Vice-President of Land and Contract
                              Administration
     Richard O. Mulford   46  Vice-President of Operations
     Robert G. Snead      61  Exploitation Manager
     John Coughlon        42  Exploration Manager
     David Evans          43  Petroleum Engineer
     R.L. Hilbun          51  Full-Time Consultant, Drilling and
                              Completion Engineer
     R. Andrew McGuire    33  Controller

     John J. Fleming: Mr. Fleming was elected a Director of the Company in October 1994. Mr. Fleming is currently President of Bonanza Energy Ltd., engaged in oil and gas exploration and diversified investments. From August 1995 through December 1999, he was Chairman, President and Chief Executive Officer of Profco Resources Ltd., engaged in oil and gas exploration. In December 1998, it merged with GHP Exploration Ltd. to form TransAtlantic Petroleum Corp. Mr. Fleming was Chairman of the Board of American Natural Energy Corporation ("ANEC") from August 1993 to July 1994. He has been involved in the oil and gas industry as president, chairman or chief executive officer of a number of corporations for more than the past fifteen years. Mr. Fleming is also a Director of Imco Recycling Inc., Newfoundland Capital Corporation, CHC Helicopter Corporation, TransAtlantic Petroleum Corp., Poco Petroleum Ltd., Southwestern Gold Corporation and Canabrava Diamond Corporation.

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

     Robert G. Snead: Mr. Snead, who has served as Exploitation Manager for the Company on a full-time consulting basis since April 1997, was hired as a full-time employee effective September 1, 1997. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President/ Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

     John Coughlon: Mr. Coughlon has been employed by the Company as Exploration Manager since March 1998. Prior thereto, he was, commencing in December 1994, employed by Amoco Production Company, most recently as Senior Staff Geologist. From October 1993 to December 1994 he served as Geological Consultant/Principle of Tower Energy Corporation and prior thereto he was from July 1987 to October 1993 Senior Geologist for Nicor Oil & Gas and from April 1980 to July 1987 he was employed by Mobil Oil Corp.

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

Director and Officer Securities Reports

     The Federal securities laws require Gothic Energy's Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of Gothic Energy's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of Gothic Energy. Copies of such reports are required to be furnished to Gothic Energy. To Gothic Energy's knowledge, based solely on a review of the copies of such reports and other information furnished to Gothic Energy, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to Gothic Energy's year ended December 31, 1999.

Item 10 - Executive Compensation:
--------------------------------

     The following table sets forth the annual and long-term compensation paid during the Company's three fiscal years ended December 31, 1999 to the Company's chief executive officer and the Company's other most highly compensated executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 1999:

                                                  SUMMARY COMPENSATION TABLE
                                                     Annual Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                                              Compensation
                                                                                --------------------------------------
                                                                       Other           Long-Term
    Name and                                                           Annual           Awards/            All Other
Principal Position       Year            Salary         Bonus          Comp.           Option (#)            Comp.
----------------------------------------------------------------------------------------------------------------------

Michael K. Paulk         1999           $189,000      $180,000           -0-            375,000           $179,000(1)
                         1998            180,000       125,000           -0-            375,000                -0-
                         1997            150,000        75,000           -0-                -0-                -0-
Steven P. Ensz(2)        1999            157,500       130,000           -0-            375,000                -0-
                         1998            118,750       100,000           -0-            125,000                -0-
Richard O. Mulford       1999            109,000        15,000           -0-             70,000                -0-
                         1998             72,000        10,000           -0-             50,000                -0-
                         1997             66,000         5,500           -0-             40,000                -0-
Bennett G. Shelton       1999            109,000        15,000           -0-             75,000                -0-
                         1998             72,000        10,000           -0-             50,000                -0-
                         1997             66,000         5,500           -0-             40,000                -0-

--------------------
(1) On September 14, 1999, the Board of Directors of the Company authorized the forgiveness of the repayment of a note owing by Mr. Paulk to the Company.
(2)  Mr. Ensz was employed by the Company in March 1998.

Option Grants in Year Ended December 31, 1999.
----------------------------------------------

The following table provides information with respect to the above named executive officers regarding options granted to such persons during the Company's year ended December 31, 1999.


                                                      % of Total Options/                                        Market
                            Number of Securities        SARs Granted to       Exercise or                       Price on
         Name                 Underlying SARs/           Employees in          Base Price       Expiration      Date of
                            Options Granted (#)           Fiscal Year          ($/Share)           Date          Grant

--------------------------------------------------------------------------------------------------------------------------
Michael K. Paulk                 250,000(1)                   19%                $0.53          02/03/2004       $0.53
                                 125,000(2)                   10%                 0.15          12/31/2004        0.15
Steven P. Ensz                   250,000(1)                   19%                 0.53          02/03/2004        0.53
                                 125,000(2)                   10%                 0.15          12/31/2004        0.15
Richard O. Mulford                70,000(3)                    5%                 0.40          07/22/2004        0.40
Bennett G. Shelton                75,000(3)                    6%                 0.40          07/22/2004        0.40

--------------------
(1) Of which, options to purchase 125,000 shares become exercisable on February 3, 2000 and options to purchase the remaining 125,000 shares become exercisable on February 3, 2001, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company.
(2) Of which, options to purchase 62,500 shares become exercisable on December 31, 2000 and options to purchase the remaining 62,500 shares become exercisable on December 31, 2001, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company.
(3) Of which, options to purchase 35,000 shares and 37,500 shares, respectively, become exercisable on July 22, 2000 and options to purchase the remaining 35,000 shares and 37,500 shares, respectively, become exercisable on July 22, 2001, provided, however, such options become immediately fully exercisable in the event of a "change of control," as defined, of the Company.

Stock Option Holdings at December 31, 1999.
------------------------------------------

     The following table provides information with respect to the above named executive officers regarding Company options held at the end of the Company's year ended December 31, 1999 (such officers did not exercise any options during the most recent fiscal year).

                                                                                      Value of Unexercised
                                  Number of Unexercised Options                       In-the-Money Options
                                       at December 31,1999                          at December 31, 1999 (1)

        Name                  Exercisable               Unexercisable           Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------

Michael K. Paulk                312,500                    562,500                  -0-                 -0-
Steven P. Ensz                   62,500                    437,500                  -0-                 -0-
Richard O. Mulford              105,000                     95,000                  -0-                 -0-
Bennett G. Shelton              100,000                    100,000                  -0-                 -0-

--------------------
(1)  Based on the closing sales price on December 31,1999 of $0.15.

Employment Agreements

  The Company has entered into an employment agreement with Michael Paulk effective January 1, 1999 pursuant to which he is employed as the President of the Company. Mr. Paulk currently receives a base salary of $225,000 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. Mr. Paulk is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of Mr. Paulk's agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. Mr. Paulk can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), Mr. Paulk is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, Mr. Paulk has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years his base salary under the agreement plus a lump sum payment of $250,000.

  The Company has also entered into an employment agreement with Steven P. Ensz effective January 1, 1999 pursuant to which he is employed as the Vice President and Chief Financial Officer of the Company. Mr. Ensz currently receives a base salary of $187,500 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. Mr. Ensz is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of Mr. Ensz' agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. Mr. Ensz can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), Mr. Ensz is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, Mr. Ensz has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years his base salary under the agreement plus a lump sum payment of $200,000.

Directors Compensation

     Each outside Director of Gothic Energy received a fee of $15,000 for serving in that capacity during 1999 and each Director is reimbursed for his out-of-pocket expenses in attending meetings.

Item 11 - Security Ownership of Certain Beneficial Owners and Management:
------------------------------------------------------------------------

     Set forth below is information concerning the Common Stock ownership of all persons known by Gothic Energy to own beneficially 5% or more of Gothic Energy's Common Stock, and the Common Stock ownership of each Director of Gothic Energy and all Directors and officers of Gothic Energy as a group, as of March 1, 2000. As of March 1, 2000, Gothic Energy had 18,685,765 shares of Common Stock outstanding.

      Name and Address of Beneficial
     Holder, Identity of Group (1)(2)       Amount (3)      Percent of Class
     ----------------------------------   --------------    ----------------

     Michael Paulk                        1,049,891(4)             5.4%
     John Fleming                           712,500(5)             3.7%
     Brian E. Bayley                        712,500(6)             3.7%

     Stratum Group, L.L.C. (7)            1,000,000(8)             5.1%
      650 Fifth Avenue
      New York, New York  10019

     Carl C. Icahn (7)                    1,600,000                8.6%
     High River Limited Partnership (7)
     Riverdale LLC (7)
     Little Meadow Corp. (7)
      100 South Bedford Road
      Mount Kisco, New York  10549

     Amoco Corporation (7)                1,500,000(9)             7.4%
      200 East Randolph Drive
      Chicago, Illinois  60601

     Chesapeake Energy Corporation(10)    2,394,125               12.8%
     6100 North Western Avenue
     Oklahoma City, Oklahoma 73118

     OppenheimerFunds, Inc. (11)          1,265,913                6.3%
     Two World Trade Center, 34th Floor
     New York, New York  10048

     All Officers and Directors as a      3,374,891               15.4%
      Group (6 persons)

--------------------
(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) The address of Mr. Paulk is c/o the Company, 6120 South Yale Avenue, Suite 1200, Tulsa, Oklahoma 74136. The address of Mr. Fleming is 1500, 340 12th Avenue SW, Calgary, Alberta T2R 1L5. The address of Mr. Bayley is c/o Quest Management Corp., 1095 West Pender Street-Suite 850, Vancouver, British Columbia, Canada V6E 2M6.

(3) Except as otherwise noted, shares beneficially owned by each person as of March 1, 2000 were owned of record and each person had sole voting and investment power with respect to all shares beneficially held by such person.
(4) Includes (i) 312,500 shares issuable upon exercise of options at an exercise price of $0.40 per share and (ii) 187,500 shares issuable upon exercise of options at an exercise price of $0.40 per share, which become exercisable on April 28, 2000. Also includes 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share, of which options to purchase 125,000 shares become exercisable on February 4, 2000 and options to purchase the remaining 125,000 shares become exercisable on February 4, 2001. Also includes 125,000 shares issuable on exercise of options at an exercise price of $0.15 per share, of which options to 62,500 shares become exercisable on December 31, 2000 and options to purchase the remaining 62,500 shares become exercisable on December 31, 2001. In the event of a "change of control" of Gothic Energy, as defined in the option agreements, such remaining options become immediately exercisable.
(5) Includes 100,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 11, 1995, 50,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 16, 1996, 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five year period beginning April 28, 1998, and 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share which are exercisable during the five-year period beginning February 4, 1999. Also includes 162,500 shares issuable on exercise of options at an exercise price of $0.15 per share, of which 81,250 shares become exercisable on December 31, 2000 and options to purchase the remaining 81,250 shares become exercisable on December 31, 2001.
(6) Includes 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning July 16, 1996, 150,000 shares issuable on exercise of options at an exercise price of $0.40 per share which are exercisable during the five-year period beginning April 28, 1998, and 250,000 shares issuable on exercise of options at an exercise price of $0.53 per share which are exercisable during the five-year period beginning February 4, 1999. Also includes 162,500 shares issuable on exercise of options at an exercise price of $0.15 per share, of which 81,250 shares become exercisable on December 31, 2000 and options to purchase the remaining 81,250 shares become exercisable on December 31, 2001.
(7)  Based on information contained in Schedule 13D provided by such person.
(8) Issuable on exercise of common stock purchase warrants at $2.67 per share, as adjusted. The general partner of Stratum Group, L.P. is Stratum Finance, L.L.C. and the members of Stratum Finance, L.L.C. are Energy Investment Partners, a New York general partnership, Joseph M. Rinaldi, Michael W. Walker, Richard E. Bani, John C. Alvardo, Curt S. Taylor, and Betsy D. Cotton. Stratum Finance, L.L.C. is managed by Energy Investment Partners, which has four votes, Joseph M. Rinaldi, who has one vote, and Michael W. Walker, appointed by the natural person members of Stratum Finance, L.L.C., who has one vote. Energy Investment Partners has three general partners, SGLLC Partners, L.P. ("SGLLC"), SGLLC Partners Offshore, L.P. ("Offshore") and The Beacon Group Energy Investment Fund, L.P. ("Fund"). The sole general partner of each of SGLLC and Offshore is SG-GP, L.P. whose sole general partner is Energy Fund GPI, Inc. ("GPI"). The sole general partner of Fund is Beacon Energy Investors, L.P. ("Investors").
     The sole general partner of Investors is BEIGP, Inc. ("BEIGP"). The names of the officers and Directors of both GPI and BEIGP are Geoffrey Boisi, John McWilliams, Preston Miller, Harold Pote, Faith Rosenfeld, Robert Semmens, David Remmington, Thomas Mendell and Frank Murray.
(9) Issuable on exercise of common stock purchase warrants at $2.59 per share, as adjusted.
(10) In addition, as of March 1, 2000, Chesapeake holds 61,007 shares of Senior Redeemable Preferred Stock Series B with a liquidation value of $1,000 per share. Commencing April 30, 2000, such shares are convertible into a number of shares of Gothic Energy Common Stock determined by dividing the liquidation value by the conversion price currently of $2.04167 per share. The Company entered into an option agreement on February 28,2000 to redeem the shares of Common Stock and Preferred Stock held by Chesapeake, the consummation of which is subject to the fulfillment of certain conditions.
(11) Based on information contained in Schedule 13G/A provided by such person.

Item 12 - Certain Relationships and Related Transactions:
--------------------------------------------------------

     At December 31, 1999, Mr. Paulk was indebted to the Company in the amount of $179,000 under an interest bearing promissory note dated September 1, 1997
due, as extended, on January 31, 2000.   On September 14, 1999, the Board of
Directors of the Company authorized the forgiveness of the repayment of this note.

     On January 23, 1998, the Company completed the Amoco Acquisition pursuant to which, among other things, the Company issued to Amoco a five-year common stock purchase warrant to purchase 1.5 million shares of Common Stock exercisable at $3.00 per share.

     On April 27, 1998, Production Corp. completed a transaction, entered into on March 31, 1998, with Chesapeake Energy Corporation ("Chesapeake") pursuant to which it (i) executed a participation agreement granting to Chesapeake a 50% interest in substantially all of Production Corp's undeveloped acreage, (ii) sold for $20.0 million a 50% interest in Production Corp's natural gas and oil properties in the Arkoma basin, and (iii) sold 50,000 shares of Gothic Energy's Series B Preferred Stock and a common stock purchase warrant. The Series B Preferred Stock had a liquidation preference of $50.0 million and a dividend rate per annum equal to 12 1/2% of the aggregate liquidation preference payable in additional shares of Series B Preferred Stock, provided that, after April 1, 2000, at Gothic Energy's option, dividends may be paid in cash. On June 30, 2008, the Series B Preferred Stock is mandatorily redeemable in shares of Common Stock valued at the fair market value on the date of redemption. Gothic Energy has the option at any time prior to April 30, 2000 to redeem the Series B Preferred Stock, in whole or in part, at 105% of the liquidation preference payable in cash out of the net proceeds of a public or private offering of any equity security. After April 30, 2000, the Series B Preferred Stock can be redeemed, in whole or in part, at a redemption price equal to the liquidation preference. After April 20, 2000, the Series B Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the liquidation preference by the higher of $2.04167 or the fair market value on the date the Series B Preferred Stock is converted. Notwithstanding the foregoing, no holder or group can convert the Series B Preferred Stock to the extent that the conversion of such shares would cause such holder or group to own more than 19.9% of Gothic Energy's outstanding Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by Oklahoma law. At December 31, 1999, reflecting dividends paid, Chesapeake held 59,216 shares of Series B Preferred Stock. The Series B Preferred Stock ranks senior to all classes of Common Stock and other series and classes of preferred stock with respect to dividend rights and rights on liquidation, winding up and dissolution.

     On August 17, 1999, Chesapeake fully exercised the common stock purchase warrant issued in April 1998 and purchased 2,394,125 shares of Gothic Energy's common stock. The shares were issued pursuant to the cashless exercise provisions of the warrant that permitted Chesapeake to surrender the right to exercise the warrant for a number of shares of Gothic Energy's common stock have a market value equivalent to the total exercise price. The total exercise price was $23,941.25 or $0.01 per share. An aggregate of 45,121 warrants were surrendered in payment of the total exercise price.

     Pursuant to the Participation Agreement between Production Corp. and Chesapeake, Production Corp. sold Chesapeake the right through April 30, 2003 to participate in up to 50% of Production Corp's interest in the development of any of Production Corp's non-producing leasehold interests (other than the Arkoma basin and certain New Mexico properties). Chesapeake also was sold the right to participate in up to 50% of Production Corp's interest in any subsequently acquired properties. During the year ended December 31, 1999, Chesapeake elected to participate to the extent of 50% of Production Corp's interest in the development of 29 non-producing properties and no acquired properties.

     On February 29, 2000, the Company and Chesapeake entered into agreements which will substantially revise the Production Corp./Chesapeake Joint Venture ("JV") Development Agreement originally entered into on March 31, 1998, and will provide for Gothic Energy to redeem, without any additional consideration, its Series B Preferred Stock and Common Stock held by Chesapeake (the "Securities") as part of a plan of restructuring. The redemption of the Securities and various revisions to the JV are subject to material conditions including approval by certain lenders of the Company.

     The revised agreement and Securities redemption include the following significant terms:

 .    Extension of the JV for three years with an immediate exclusion of the state of Texas south of latitude 34o North from the provisions of the JV.

 .    Granting a right of first refusal to Chesapeake on any property dispositions made by Production Corp.

 .    Segregation of first development rights, with Production Corp. having the first right to future drilling, completion and operating activities in its core operating area in the Watonga-Chickasha Trend and also to its undeveloped acreage in Potato Hills, Carter Knox, Cottonwood Creek, Oklahoma and Pecos Slope, New Mexico. Chesapeake will have first right in all other areas containing JV acreage. Additionally, Chesapeake will assume operations of 28 wells which were drilled in the JV by Chesapeake but had been operated since first production by Production Corp.

 .    A permanent assignment to Chesapeake of the undeveloped leasehold interest originally assigned to Chesapeake on March 31, 1998 that was subject to reassignment to the Company by Chesapeake in 2003.

 .    A permanent assignment to Chesapeake of Production Corp's remaining JV undeveloped leasehold in 16 counties located in the Anadarko and Arkoma basins in Oklahoma and Kansas. The acreage in this assignment excludes 15 proved undeveloped locations retained by Production Corp. Production Corp's remaining 50% interest in undeveloped acreage outside the 16 county areas will not be conveyed to Chesapeake, and specifically, undeveloped acreage in Watonga-Chickasha Trend and the Cement Field is not being conveyed.

 .    Chesapeake will have the right to acquire all of Production Corp's participation in wells in the 16 county area (excluding the participation in the 15 proved undeveloped locations retained by Production Corp.) that are drilled between February 1, 2000 and the closing of this transaction. Chesapeake's cost to acquire these wells will be the reimbursement of Production Corp's unrecovered cost of drilling, completing and operating the wells.

 .    Redemption by Gothic Energy of its entire issue of Series B Preferred Stock having a liquidation preference of approximately $61 million, at February 29, 2000, and of 2.4 million shares of Gothic Energy's common stock.

 .    GLOSSARY

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

     Reserve Life--The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Report, reserve life is calculated by dividing the Proved Reserves (on an Mcfe basis), as of December 31, 1999 by projected production volumes for the 12 months ending December 31, 2000.

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

                                    PART IV
                                    -------

Item 13 - Exhibits and Reports on Form 8-K:
------------------------------------------


         Exhibit                                               Description
-------------------------       --------------------------------------------------------------------------------

           3.1                  Certificate of Incorporation of the Company filed October 11,1996 (1)

           3.2                  Certificate of Ownership and Merger of the Company filed October 22, 1996 (1)

           3.4                  By-Laws of the Company (1)

           4.1                  Specimen Stock Certificate

           4.2                  Warrant Agreement between Company and American Stock Transfer & Trust Company, as
                                Warrant Agent, including form of Redeemable Warrant (2)

          10.1                  1989 Incentive Stock Option and Non-Statutory Plan, as amended (1)

          10.2                  1996 Omnibus Incentive Plan (1)

          10.3                  1996 Non-Employee Stock Option Plan (1)

         10.2.1                 Employment Agreement dated as of January 1, 1999 between the Company and Michael
                                Paulk

         10.2.2                 Employment Agreement dated as of January 1, 1999 between the Company and Steven
                                P. Ensz

          10.3                  Warrant Certificate to purchase 1,000,000 Shares of Company's Common Stock at
                                $3.25 per share issued to Stratum (3)

          10.4                  Registration Rights Agreement dated as of September 9, 1997 among the Company,
                                Gothic Energy of Texas, Inc., Gothic Gas Corporation, Oppenheimer & Co., Inc,
                                Banc One Capital Corporation and Paribas Corporation. (4)

          10.5                  Warrant Agreement between the Company and American Stock Transfer & Trust
                                Company, as Warrant Agent, dated as of September 9, 1997(4)

          10.6                  Common Stock Purchase Warrant issued to Norse Exploration, Inc., and Norse
                                Pipeline, Inc. (5)

          10.7                  Purchase and Sale Agreement dated November 25, 1997 between Amoco Production
                                Company, as Seller, and Gothic Energy Corporation, as Buyer (6)

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

          10.17                 Registration Rights Agreement dated as of April 21, 1998 by and among GPC,
                                Gothic, Donaldson, Lufkin & Jenrette Securities Corporation and CIBC Oppenheimer
                                Corp. (8)

          10.18                 Securities Purchase Agreement dated as of April 21, 1997 among Gothic and the
                                Purchasers named therein with respect to 104,000 Units of Securities of Gothic (8)

          10.19                 Indenture dated as of April 21, 1998 between Gothic and The Bank of New York, as
                                Trustee, with respect to the 14-1/8% Senior Secured Discount Notes due 2006(8)

          10.20                 Warrant Agreement dated as of April 21, 1998 between Gothic and American Stock
                                Transfer & Trust Company, as Warrant Agent (8)

          10.21                 Notes Registration Rights Agreement dated as of April 21, 1998 among Gothic and the Purchasers named therein (8)

          10.22                 Warrant Registration Rights Agreement dated as of April 21, 1998 among Gothic and the Purchasers named therein (8)

          10.23                 Certificate of Designation for the Senior Redeemable Preferred Stock, Series B (8)

          10.24                 Warrant to Purchase Common Stock dated April 27, 1998 issued to Chesapeake Gothic
                                Corp.(8)

          10.25                 Securities Purchase Agreement dated as of March 31, 1998 by and among Gothic
                                Energy Corporation, Chesapeake Gothic Corp. and Chesapeake Acquisition
                                Corporation (9)

          10.26                 Sale and Participation Agreement dated March 31, 1998 between Chesapeake Gothic
                                Corporation, Gothic Energy of Texas, Inc. and Gothic Production Corporation (9)

          10.27                 Oil and Gas Asset Purchase Agreement dated March 31, 1998 among Chesapeake Gothic
                                Corp., Chesapeake Acquisition Corporation and Gothic Energy Corporation (9)

          10.28                 Option Purchase Agreement dated February 28, 2000 between Gothic Energy
                                Corporation, Gothic Production Corporation  and  Chesapeake Exploration Limited
                                Partnership.

          21.0                  Subsidiaries of the registrant:

          Name                                       State or Jurisdiction of Incorporation
-------------------------       ------------------------------------------------------------------------------------
    Gothic Production                                                Oklahoma
      Corporation

          23.0                  Consent of PricewaterhouseCoopers LLP

          27.0                  Financial Data Schedule.

__________________________

*    Filed herewith.

(1) Filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1997
(2)  Filed as an exhibit to Registration Statement on Form SB-2 (File No. 33-
     99190)
(3)  Filed as an exhibit to Current Report on Form 8-K for May 31, 1995
(4)  Filed as an exhibit to Current Report on Form 8-K for September 9, 1997
(5)  Filed as an exhibit to Current Report on Form 8-K for February 18,1997
(6)  Filed as an exhibit to Current Report on Form 8-K/A for November 25, 1997
(7)  Filed as an exhibit to Current Report on Form 8-K/A for January 23, 1998
(8)  Filed as an exhibit to Current Report on Form 8-K for April 27,1998.
(9)  Filed as an exhibit to Current Report on Form 8-K for March 31, 1998.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Gothic Energy Corporation



                         By:  /s/ Michael K. Paulk
                              -----------------------------
                              Michael K. Paulk, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                 Title                     Date
---------                                 -----                     ----


  /s/ Michael K. Paulk       President (Principal               March 27, 2000
-------------------------     Executive Officer and Director)
Michael K. Paulk


  /s/ Steven P. Ensz         Vice-President, Finance and Chief  March 27,2000
-------------------------     Financial Officer (Principal
Steven P. Ensz                Financial and Accounting Officer)


  /s/ John J. Fleming        Director                           March 27, 2000
-------------------------
John J. Fleming


  /s/ Brian E. Bayley        Director                           March 27, 2000
-------------------------
Brian E. Bayley

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.........................................................................    F-2

Consolidated Balance Sheet, December 31, 1999.............................................................    F-3

Consolidated Statement of Operations, Years ended December 31, 1998 and 1999..............................    F-4

Consolidated Statement of Stockholders' Equity (Deficit), Years ended December 31, 1998 and 1999..........    F-5

Consolidated Statement of Cash Flows, Years ended December 31, 1998 and 1999..............................    F-6

Notes to Consolidated Financial Statements................................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Gothic Energy Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Gothic Energy Corporation and Subsidiary at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


                                  PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 21, 2000

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999
                    (dollars in thousands, except par value)



                                       ASSETS
                                       ------
                                                                                           1999
                                                                                         ---------
CURRENT ASSETS:
 Cash and cash equivalents...........................................................    $   2,583
 Natural gas and oil receivables.....................................................        8,163
 Receivable from officers and employees..............................................           77
 Other...............................................................................          624
                                                                                         ---------
   TOTAL CURRENT ASSETS..............................................................       11,447
PROPERTY AND EQUIPMENT:
 Natural gas and oil properties on full cost method:
   Properties being amortized........................................................      258,818
   Unproved properties not subject to amortization...................................        5,473
 Equipment, furniture and fixtures...................................................        6,123
 Accumulated depreciation, depletion and amortization................................      (54,170)
                                                                                         ---------
 PROPERTY AND EQUIPMENT, NET.........................................................      216,244
OTHER ASSETS, NET....................................................................       10,706
                                                                                         ---------
   TOTAL ASSETS......................................................................    $ 238,397
                                                                                         =========

                        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                        ----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable trade..............................................................    $   4,630
 Revenues payable....................................................................        6,047
 Accrued interest....................................................................        4,357
 Other accrued liabilities...........................................................          893
                                                                                         ---------
   TOTAL CURRENT LIABILITIES.........................................................       15,927
LONG-TERM DEBT, NET..................................................................      319,857
GAS IMBALANCE LIABILITY..............................................................        3,648
COMMITMENTS AND CONTINGENCIES (NOTES 1, 2 AND 8)
STOCKHOLDERS' EQUITY (DEFICIT):
 Series B Preferred stock, par value $.05, authorized 165,000 shares; 59,216 shares
   issued and outstanding............................................................       45,612
 Common stock, par value $.01, authorized 100,000,000 shares; issued and
  outstanding 18,685,765 shares......................................................          187
 Additional paid in capital..........................................................       42,987
 Accumulated deficit.................................................................     (189,821)
                                                                                         ---------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............................................     (101,035)
                                                                                         ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............................    $ 238,397
                                                                                         =========


          See accompanying notes to consolidated financial statements

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For The Years Ended December 31, 1998 and 1999
                    (in thousands, except per share amounts)



                                                                                                  1998           1999
                                                                                         ---------       --------
REVENUES:
  Natural gas and oil sales......................................................        $  50,714       $ 52,967
  Well operations................................................................            2,319          2,657
                                                                                         ---------       --------
  Total revenues.................................................................           53,033         55,624

COSTS AND EXPENSES:
  Lease operating expense........................................................           12,129          9,605
  Depletion, depreciation and amortization.......................................           24,001         20,969
  General and administrative expense.............................................            3,823          4,675
  Investment banking and related fees............................................                -            638
  Provision for impairment of natural gas and oil properties.....................           76,000              -
                                                                                         ---------       --------
Operating income (loss)..........................................................          (62,920)        19,737
Interest expense and amortization of debt issuance costs.........................          (35,438)       (37,988)
Interest and other income........................................................              433            942
Loss on sale of investments......................................................             (305)             -
                                                                                         ---------       --------
LOSS BEFORE EXTRAORDINARY ITEM...................................................          (98,230)       (17,309)
LOSS ON EARLY EXTINGUISHMENT OF DEBT.............................................           31,459              -
                                                                                         ---------       --------
NET LOSS.........................................................................         (129,689)       (17,309)
PREFERRED DIVIDEND ($125.76 and $120.32 PER PREFERRED SHARE).....................            5,599          6,820
PREFERRED DIVIDEND--AMORTIZATION OF PREFERRED DISCOUNT...........................            5,095          1,847
                                                                                         ---------       --------
NET LOSS AVAILABLE FOR COMMON SHARES.............................................        $(140,383)      $(25,976)
                                                                                         =========       ========
LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM, BASIC
  AND DILUTED....................................................................        $   (6.70)      $  (1.51)
                                                                                         =========       ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED.....................................        $   (8.63)      $  (1.51)
                                                                                         =========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................................           16,262         17,219
                                                                                         =========       ========







          See accompanying notes to consolidated financial statements

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1998 and 1999
                     (in thousands, except per share data)

                                                Common        Preferred                              Additional
                                                 Shares         Shares       Common    Preferred       Paid-In      Accumulated
                                              Outstanding    Outstanding      Stock      Stock         Capital        Deficit
                                              -----------    -----------     ------    ---------     ----------     -----------
BALANCE, AT DECEMBER 31, 1997................      16,262             --       $162     $     --        $36,043       $ (23,462)
Issuance of Series A Preferred stock.........          --             37         --       33,909            (20)             --
Warrants issued in connection with
 Series A Preferred..........................          --             --         --           --            941              --
Warrants issued in connection
 with Amoco acquisition......................          --             --         --           --          1,153              --
Redemption of Series A Preferred.............          --            (37)        --      (33,909)            --              --
Issuance of Series B Preferred stock.........          --             50         --       31,527             --              --
Warrants issued in connection
 with Series B Preferred.....................          --             --         --           --          4,879              --
Preferred Stock dividend - Series A..........          --             --         --           --             --          (1,412)
Preferred dividend - amortization
 of discount - Series A......................          --             --         --           --             --          (3,864)
Preferred Stock dividend - Series B..........          --              4         --        4,187             --          (4,187)
Preferred dividend - amortization
 of discount - Series B......................          --             --         --        1,231             --          (1,231)
Net loss.....................................          --             --         --           --             --        (129,689)
Realized loss on available for sale
 investments.................................          --             --         --           --             --              --
Advance to officer...........................          --             --         --           --             --              --
                                              -----------    -----------     ------    ---------     ----------     -----------
BALANCE, AT DECEMBER 31, 1998................      16,262             54        162       36,945         42,996        (163,845)
Preferred Stock dividend - Series B..........          --              6         --        6,820             --          (6,820)
Preferred dividend - amortization
of discount - Series B.......................          --             --         --        1,847             --          (1,847)
Issuance of common stock as employee
 severance...................................          30             --         --           --             16              --
Issuance of common stock on
warrant conversion...........................       2,394             --         25           --            (25)             --
Forgiveness of officer note receivable.......          --             --         --           --             --              --
Net loss.....................................          --             --         --           --             --         (17,309)
                                              -----------    -----------     ------    ---------     ----------     -----------
BALANCE, AT DECEMBER 31, 1999................      18,686             60     $  187    $  45,612     $   42,987     $  (189,821)
                                              ===========    ===========     ======    =========     ==========     ===========

                                               Accumulated
                                                  Other                         Total
                                              Comprehensive       Note      Stockholders'
                                                 Income        Receivable       Equity
                                              -------------    ----------   -------------
BALANCE, AT DECEMBER 31, 1997................ $        (121)   $     (169)   $     12,453
Issuance of Series A Preferred stock.........            --            --          33,889
Warrants issued in connection with
 Series A Preferred..........................            --            --             941
Warrants issued in connection
 with Amoco acquisition......................            --            --           1,153
Redemption of Series A Preferred.............            --            --         (33,909)
Issuance of Series B Preferred stock.........            --            --          31,527
Warrants issued in connection
 with Series B Preferred.....................            --            --           4,879
Preferred Stock dividend - Series A..........            --            --          (1,412)
Preferred dividend - amortization
 of discount - Series A......................            --            --          (3,864)
Preferred Stock dividend - Series B..........            --            --              --
Preferred dividend - amortization
 of discount - Series B......................            --            --              --
Net loss.....................................            --            --        (129,689)
Realized loss on available for sale
 investments.................................           121            --             121
Advance to officer...........................            --           (10)            (10)
                                              -------------    ----------   -------------
BALANCE, AT DECEMBER 31, 1998................            --          (179)        (83,921)
Preferred Stock dividend - Series B..........            --            --              --
Preferred dividend - amortization
of discount - Series B.......................            --            --              --
Issuance of common stock as employee
 severance...................................            --            --              16
Issuance of common stock on
warrant conversion...........................            --            --              --
Forgiveness of officer note receivable.......            --           179             179
Net loss.....................................            --            --         (17,309)
                                              -------------    ----------   -------------
BALANCE, AT DECEMBER 31, 1999................ $          --    $       --   $    (101,035)
                                              =============    ==========   =============

          See accompanying notes to consolidated financial statements

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1999
                                 (in thousands)

                                                                                                   1998              1999
                                                                                                ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................                $(129,689)         $(17,309)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization......................................                   24,001            20,969
  Amortization of discount and loan costs.......................................                    1,994             1,769
  Provision for impairment of natural gas and oil properties....................                   76,000                 -
  Accretion of interest on discount notes.......................................                    6,023             9,678
  Loss on early extinguishment of debt..........................................                   31,459                 -
  Other.........................................................................                        -               179
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable...............................................                   (4,009)             (949)
  Increase in other current assets..............................................                     (143)             (403)
  Increase in accounts and revenues payable.....................................                    5,605             1,438
  Increase (decrease) in gas imbalance and other liabilities....................                       65            (2,532)
  Increase in accrued liabilities...............................................                      411               639
  Decrease (increase) in other assets...........................................                     (150)              228
                                                                                                ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................                   11,567            13,707
NET CASH USED BY INVESTING ACTIVITIES:
  Collection of note receivable from officer and director.......................                      167                 -
  Purchase of available-for-sale investments....................................                     (462)                -
  Proceeds from sale of investments.............................................                    1,359                 -
  Proceeds from sale of property and equipment..................................                   44,678             2,228
  Purchase of property and equipment............................................                 (218,738)           (3,413)
  Property development costs....................................................                  (18,379)          (21,056)
                                                                                                ---------          --------
NET CASH USED BY INVESTING ACTIVITIES...........................................                 (191,375)          (22,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings...........................................                   60,000                 -
  Payments of short-term borrowings.............................................                  (60,000)                -
  Proceeds from long-term borrowings............................................                  431,290            31,000
  Payments of long-term borrowings..............................................                 (259,884)          (22,000)
  Redemption of preferred stock, net............................................                  (40,809)                -
  Proceeds from sale of preferred stock, net....................................                   73,475                 -
  Payment of loan and offering fees.............................................                  (38,535)             (172)
  Other.........................................................................                     (162)                -
                                                                                                ---------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................                  165,375             8,828
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................                  (14,433)              294
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................                   16,722             2,289
                                                                                                ---------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................                $   2,289          $  2,583
                                                                                                =========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID........................................                $  23,063          $ 26,541
                                                                                                =========          ========

          See accompanying notes to consolidated financial statements

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

     Organization and Nature of Operations--The consolidated financial statements include the accounts of Gothic Energy Corporation, ("Gothic Energy"), a "holding company", and its subsidiary, Gothic Production Corporation ("Production Corp.") since its formation in April of 1998, (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated. Production Corp., the wholly owned subsidiary of Gothic Energy, is an independent energy company primarily engaged in the business of acquiring, developing and exploiting natural gas and oil reserves in Oklahoma, Texas, New Mexico and Kansas.

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

     Concentration of Credit Risk--Financial instruments which potentially subject Production Corp. to concentrations of credit risk consist principally of derivative contracts (see "Hedging Activities" below), cash, cash equivalents and trade receivables. Production Corp.'s accounts receivable are primarily from the purchasers (See Note 10--Major Customers) of natural gas and oil products and exploration and production companies which own interests in properties operated by Production Corp. The industry concentration has the potential to impact Production Corp's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Production Corp. generally does not require collateral from customers and Production Corp. had an account receivable from one customer of approximately $2,300,000 at December 31, 1999. The cash and cash equivalents are with major banks or institutions with high credit ratings. At December 31, 1999, Production Corp. had a concentration of cash of $5,758,000 with one bank, which was in excess of federally insured limits.

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

     The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of Production Corp's 11 1/8% Senior Secured Notes and Gothic Energy's 14 1/8% Senior Secured Discount Notes using estimated market prices. The Company's carrying amount for such debt at December 31, 1999, was $235,000,000 and $75,857,000, respectively, compared to an approximate fair value of $197,400,000 and $35,880,000, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates.

     Hedging Activities - Production Corp. has involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", and does not use them for trading purposes. Production Corp's objective is to hedge

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


a portion of its exposure to price volatility from producing natural gas. These arrangements may expose Production Corp. to credit risk from its counterparty.

     In April 1999, Production Corp. entered into a hedge agreement in the form of a costless collar with respect to the production of 50,000 MMBTU of natural gas per day during the period of May through October 1999. The costless collar placed a floor of $1.80 per MMBTU and a ceiling of $2.26 per MMBTU for the effective price of natural gas received by Production Corp. Additionally, in July 1999 Production Corp. entered into a similar costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000 which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collars represent approximately 70% of Production Corp's current daily natural gas production. Collar arrangements limit the benefits Production Corp. will realize if actual prices rise above the ceiling price. These arrangements provide for Production Corp. to exchange a floating market price for a fixed range contract price. Payments are made by Production Corp. when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price.
The commodity reference price for both contracts is the Panhandle Eastern
Pipeline Company, Texas, Oklahoma Mainline Index.   In August 1999, Production
Corp. entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000. Gains and losses on such natural gas and oil contracts are reflected in revenues when the natural gas or crude oil is sold. If the open gas collar noted above had been settled on December 31, 1999, Production Corp. would have recognized a gain of $769,000. If the open crude oil hedge noted above had been settled on December 31, 1999, Production Corp. would have recognized a loss of $282,000.

     Additionally, in January 2000, Production Corp. entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Production Corp. entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge is in effect for the months of April and May 2000. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

     Natural Gas and Oil Properties--Production Corp. accounts for its natural gas and oil exploration and development activities using the full cost method of accounting prescribed by the Securities and Exchange Commission (''SEC''). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. Production Corp. capitalizes costs including salaries and related fringe benefits of employees and/or consultants directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities.

     Production Corp.'s natural gas and oil reserves are estimated annually by independent petroleum engineers. Production Corp's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. The average composite rate used for DD&A of natural gas and oil properties was $0.91 and $0.77 per Mcfe in 1998 and 1999, respectively. DD&A of natural gas and oil properties amounted to $23,600,000 and $20,444,000 in 1998 and 1999, respectively.

     In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from Production Corp's natural gas and oil properties. Production Corp. recorded a $76,000,000 provision for impairment of natural gas and oil properties during the year ended December 31, 1998. No such provision was recorded in 1999. As discussed in Note 13, estimates of natural gas and oil reserves are imprecise. Changes in the estimates or declines in natural gas and oil prices could cause Production Corp. in the near-term to reduce the carrying value of its natural gas and oil properties.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of Production Corp's natural gas and oil properties are located in the United States, a single cost center is used.

     Equipment, Furniture and Fixtures--Equipment, furniture and fixtures are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to seven years.

     Debt Issuance Costs--Debt issuance costs, including the original issue discount, associated with Production Corp's 11 1/8% Senior Secured Notes Due 2005 and Gothic Energy's 14 1/8% Senior Secured Discount Notes Due 2006, are amortized and included in interest expense using the effective interest method over the term of the notes. The unamortized portion of debt issuance costs associated with Production Corp's Credit Facility is included in other assets and amortized and included in interest expense using the straight-line method over the term of the Facility. Amortization of debt issuance costs for the years ended December 31, 1998 and 1999 amounted to $1,994,000 and $1,769,000, respectively.

     Natural Gas and Oil Sales and Natural Gas Balancing--Production Corp. uses the sales method for recording natural gas sales. Production Corp's oil and condensate production is sold, title passed, and revenue recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to Production Corp's interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as Production Corp's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded Production Corp's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 1999, total sales exceeded Production Corp's share of estimated total gas reserves on 32 wells by $2,752,000 (1,449,000 Mcf), based on the year-end "spot market" price of natural gas. The gas imbalance liability has been classified in the balance sheet as non-current, as Production Corp. does not expect to settle the liability during the next twelve months.

  Production Corp. has recorded deferred charges for estimated lease operating expenses incurred in connection with its underproduced gas imbalance position. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than Production Corp's pro-rata share of total gas production from these wells by 4,435,000 Mcf, resulting in prepaid lease operating expenses of $1,464,000, which are included in other assets in the accompanying balance sheet. The rate used to calculate the deferred charge is the average annual production costs per Mcf.

     Production Corp. has recorded accrued charges for estimated lease operating expenses incurred in connection with its overproduced gas imbalance position. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded Production Corp's pro-rata share of total gas production from these wells by 2,717,000 Mcf, resulting in accrued lease operating expenses of $897,000, which are included in the gas imbalance liability in the accompanying balance sheet. The rate used to calculate the accrued liability is the average annual production costs per Mcf.

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

     Loss per Common Share - Loss per common share before extraordinary item and net loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


20,775,000 and 19,940,000 shares were outstanding as of December 31, 1998 and 1999 and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

     Stock Based Compensation--The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1998 and 1999, no compensation expense has been recognized.

     Recently issued Financial Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Production Corp. is evaluating the impact on its financial position and results of operations of adopting FAS 133.

NOTE 2.  GOING CONCERN

     The Company incurred a net loss of $129,689,000 in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required Production Corp. to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of Production Corp. during early 1999, resulting in a net loss of $17,309,000 for the year ended December 31, 1999.

     It is the intention of Production Corp. to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by Production Corp. This should help to stabilize cash flow, which is necessary to ensure Production Corp's ability to generate sufficient reserves to replace current production, but limits the benefit of increases in commodity prices above the hedge price. Should commodity prices fall below current levels, Production Corp. would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil has recently been increasing, but there is no assurance that it will continue to increase or remain at the current level. Further, the borrowing base amount available under Production Corp's Credit Facility was redetermined in October 1999 and was reduced to $20,000,000. The next scheduled redetermination date is April 1, 2000 and there is no assurance that Production Corp's lender will maintain the available amount at this current level.

NOTE 3.  SUBSEQUENT EVENTS

     On February 29, 2000, the Company and Chesapeake Energy Corporation ("Chesapeake") entered into agreements which will substantially revise the Production Corp./Chesapeake Joint Venture ("JV") Development Agreement originally entered into on March 31, 1998, and will provide for Gothic Energy to redeem, without any additional consideration, its Series B Preferred Stock and Common Stock held by Chesapeake, (the "Securities"), as part of a plan of restructuring. The redemption of the Securities and various revisions to the JV are subject to material conditions including approval by certain lenders of the Company.

     The revised agreement and Securities redemption include the following significant terms:

     . Extension of the JV for three years with an immediate exclusion of the state of Texas south of latitude 34o North from the provisions of the JV.

     . Granting a right of first refusal to Chesapeake on any property dispositions made by Production Corp.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     . Segregation of first development rights, with Production Corp. having the first right to future drilling, completion and operating activities in its core operating area in the Watonga-Chickasha Trend and also to its undeveloped acreage in Potato Hills, Carter Knox, Cottonwood Creek, Oklahoma and Pecos Slope, New Mexico. Chesapeake will have first right in all other areas containing JV acreage. Additionally, Chesapeake will assume operations of 28 wells which were drilled in the JV by Chesapeake but had been operated since first production by Production Corp.

     . A permanent assignment to Chesapeake of the undeveloped leasehold interest originally assigned to Chesapeake on March 31, 1998 that was subject to reassignment to Production Corp. by Chesapeake in 2003.

     . A permanent assignment to Chesapeake of Production Corp's remaining JV undeveloped leasehold in 16 counties located in the Anadarko and Arkoma basins in Oklahoma and Kansas. The acreage in this assignment excludes 15 proved undeveloped locations retained by Production Corp. Production Corp's remaining 50% interest in undeveloped acreage outside the 16 county areas will not be conveyed to Chesapeake, and specifically, undeveloped acreage in Watonga-Chickasha Trend and the Cement Field is not being conveyed.

     . Chesapeake will have the right to acquire all of Production Corp's participation in wells in the 16 county area (excluding the participation in the 15 proved undeveloped locations retained by Production Corp.) that are drilled between February 1, 2000 and the closing of this transaction. Chesapeake's cost to acquire these wells will be the reimbursement of Production Corp's unrecovered cost of drilling, completing and operating the wells.

     . Redemption by Gothic Energy of its entire issue of Series B Preferred Stock having a liquidation preference of approximately $61,000,000 and of 2,394,125 shares of Gothic Energy's common stock.

NOTE 4.  FINANCING ACTIVITIES

     Credit Facility

     On April 27, 1998, Production Corp., with Gothic Energy as guarantor, entered into a credit facility, with Bank One (the "Credit Facility"). The Credit Facility consists of a revolving line of credit, with an initial Borrowing Base of $25,000,000. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base will be redetermined at least semi-annually. Upon completion of the October 1, 1999 redetermination, the borrowing base was reduced to $20,000,000. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Production Corp. may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Production Corp. is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Production Corp., whether currently owned or hereafter acquired. As of December 31, 1999, Production Corp. had $9,000,000 outstanding under the Credit Facility.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others,
(i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of Production Corp., subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 1.25 to
1.0 for the quarter ended June 30, 1999, 1.5 to 1.0 for the quarter ended September 30, 1999, 1.75 to 1.0 for the quarter ended December 31, 1999 and

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2.0 to 1.0 for each remaining quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting distributions, loans or advances to third parties, subject to certain exceptions. If Production Corp. is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Production Corp. is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgements, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company.

     11-1/8% Senior Secured Notes Due 2005

     The 11-1/8% Senior Secured Notes Due 2005 ("Senior Secured Notes") issued by Production Corp. are fully and unconditionally guaranteed by Gothic Energy. The aggregate principal amount of Senior Secured Notes outstanding is $235,000,000 issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11-1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. The Senior Secured Notes mature on May 1, 2005. All of the obligations of Production Corp. under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Production Corp's natural gas and oil properties, subject to certain permitted liens.

     Production Corp. may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period beginning May 1, 2002, to 100.00% if redeemed in the 12-month period beginning May 1, 2004 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2002, Production Corp. may, at its option, redeem all or any portion of the Senior Secured Notes at the Make-Whole Price (as defined in the Senior Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event Production Corp. consummates one or more Equity Offerings (as defined in the Senior Note Indenture) on or prior to May 1, 2001, Production Corp., at its option, may redeem up to 33-1/3% of the aggregate principal amount of the Senior Secured Notes with all or a portion of the aggregate net proceeds received by Production Corp. from such Equity Offering or Equity Offerings at a redemption price of 111.125% of the aggregate principal amount of the Senior Secured Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the original aggregate principal amount of the Senior Secured Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Senior
Note Indenture), Production Corp. will offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase.

     The Senior Note Indenture under which the Senior Secured Notes were issued contains certain covenants limiting Production Corp. with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of Production Corp. or Gothic Energy causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10,000,000 or more, the failure of Production Company to be a wholly owned subsidiary of Gothic Energy, and certain other bankruptcy and other court proceedings, among other matters.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     14 1/8% Senior Secured Discount Notes Due 2006

     The 14 1/8% Senior Secured Discount Notes Due 2006 (the "Discount Notes") were issued by Gothic Energy under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60,155,000. Gothic Energy also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of Gothic Energy's Common Stock with the Discount Notes. The estimated fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14 1/8%, compounded semi-annually, to an aggregate principal amount of $104,000,000 at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14 1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006 and are collateralized by a first priority lien against the outstanding shares of capital stock of Production Corp. The carrying amount of the Discount Notes as of December 31, 1999 was $75,857,000.

     Gothic Energy may, at its option, at any time on or after May 1, 2003, redeem all or any portion of the Discount Notes at redemption prices decreasing from 107.063% if redeemed in the 12-month period beginning May 1, 2003 to 100.00% if redeemed in the 12-month period beginning May 1, 2005 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2003, Gothic Energy may, at its option, redeem all or any portion of the Discount Notes at the Make-Whole Price (as defined in the Discount Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event Gothic Energy consummates one or more Equity Offerings (as defined in the Discount Note Indenture) on or prior to May 1, 2001, Gothic Energy, at its option, may redeem up to 33-1/3% of the Accreted Value (as defined in the Discount Note Indenture) of the Discount Notes with all or a portion of the aggregate net proceeds received by Gothic Energy from such Equity Offering or Equity Offerings at a redemption price of 114.125% of the Accreted Value of the Discount Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66-2/3% of the Accreted Value of the Discount Notes remains outstanding.

     Following the occurrence of any Change of Control (as defined in the Discount Note Indenture), Gothic Energy will offer to repurchase all outstanding Discount Notes at a purchase price equal to, prior to May 1, 2002, 101% of the Accreted Value of the Discount Notes on the date of repurchase, plus accrued and unpaid interest to the date of repurchase and thereafter, 101% of the aggregate principal amount of the Discount Notes plus accrued and unpaid interest and Liquidated Damages, if any, to the date of repurchase.

     The Discount Note Indenture under which the Discount Notes were issued contains certain covenants limiting Gothic Energy with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

     Events of default under the Discount Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Discount Note Indenture or the holders of 25% in principal amount of the Discount Notes then outstanding, defaults under other indebtedness of Gothic Energy causing the acceleration of the due date of indebtedness having an outstanding principal amount of $10,000,000 or more, the failure of Production Corp. to be a wholly owned subsidiary of Gothic Energy, and certain other bankruptcy and other court proceedings, among other matters.

NOTE 5.  STOCKHOLDERS' EQUITY

     In January 1999, Gothic Energy issued 30,000 shares of its common stock as part of a severance package to a former employee. On August 17, 1999, Chesapeake Energy Corporation fully exercised the common stock purchase warrant issued to it in April 1998 and purchased 2,394,125 shares of Gothic Energy's common stock. The warrant had been issued to Chesapeake as part of the transaction involving the sale to Chesapeake of shares of

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Gothic Energy's Series B Senior Redeemable Preferred Stock, a 50% interest in Production Corp's Arkoma basin natural gas and oil properties and a 50% interest in substantially all of Production Corp's undeveloped acreage. The shares were issued pursuant to the cashless exercise provisions of the warrant that permitted Chesapeake to surrender the right to exercise the warrant for a number of shares of Gothic Energy's common stock having a market value equivalent to the total exercise price. The total exercise price was $23,941.25 or $0.01 per share. An aggregate of 45,121 warrants were surrendered in payment of the total exercise price. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by section 4 (2) thereof.

     Preferred Stock Offering

     Series B Preferred Stock and Warrant. On April 27, 1998, as part of the Recapitalization, Gothic Energy issued 50,000 shares of Series B Preferred Stock with an aggregate liquidation preference of $50,000,000 and the warrant to purchase 2,439,246 shares of Gothic Energy's Common Stock, discussed above. The estimated fair value of such warrant was $4,879,000 on the date of issuance.
The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of Common Stock of Gothic Energy and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate Liquidation Preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at Gothic Energy's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

     At any time prior to April 30, 2000, the Series B Preferred Stock may be redeemed at the option of Gothic Energy in whole or in part, at 105% of the Liquidation Preference payable in cash out of the net proceeds from a public or private offering of any equity security, plus accrued and unpaid dividends (whether or not declared), which shall also be paid in cash. At any time on or after April 30, 2000, the Series B Preferred Stock may be redeemed at the option of Gothic Energy in whole or in part, in cash at a redemption price equal to the Liquidation Preference.

     Gothic Energy is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to the Liquidation Preference payable in cash or, at the option of Gothic Energy, in shares of Common Stock valued at the fair market value at the date of such redemption.

     Except as required by Oklahoma law, the holders of Series B Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of Gothic Energy.

     The Series B Preferred Stock is convertible at the option of the holders on or after April 30, 2000 into the number of fully paid and non-assessable shares of Common Stock determined by dividing the Liquidation Preference by the higher of (i) $2.04167 or (ii) the fair market value on the date the Series B Preferred Stock is converted. Notwithstanding the foregoing, no holder or group shall be able to convert any shares of Series B Preferred Stock to the extent that the conversion of such shares would cause such holder or group to own more than 19.9% of the outstanding Common Stock of Gothic Energy. (See Note 3)

     Other Warrants

     In connection with past financing arrangements and as compensation for consulting and professional services, Gothic Energy has issued other warrants to purchase its common stock.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     A summary of the status of Gothic Energy's warrants as of December 31, 1997, 1998 and 1999, and changes during the years ended December 31, 1998 and 1999 is presented below:

                                                                      Warrants Outstanding             Warrants Exercisable
                                                                  ----------------------------       -------------------------
                                                                                                                     Weighted
                                                                                      Weighted                       Average
                                                                     Number           Average          Number        Exercise
                                                                  Outstanding           Price        Exercisable       Price
                                                                  -----------        ---------       -----------    ----------
          Balance at December 31, 1997                             11,404,531            $2.54        11,404,531         $2.54
              Warrants granted                                      5,940,024             1.06
                                                                   ----------

          Balance at December 31, 1998                             17,344,555            $2.00        17,344,555         $2.00
               Warrants exercised/expired                          (2,639,246)            (.20)
                                                                   ----------

          Balance at December 31, 1999                             14,705,309            $2.33        14,705,309         $2.33
                                                                   ==========


     The following table summarizes information about Gothic Energy's warrants, which were outstanding, and those which were exercisable, as of December 31, 1999:

                                             Warrants Outstanding        Warrants Exercisable
                                             --------------------      -----------------------
                                             Weighted    Weighted                     Weighted
             Price             Number        Average      Average        Number       Average
             Range          Outstanding        Life        Price       Exercisable     Price
          ------------      -----------      ---------   --------      -----------  ----------
          $.34 - $3.00       14,705,309      2.0 years     $2.33        14,705,309      $ 2.33



NOTE 6.  STOCK OPTIONS

     Incentive Stock Option Plan--Gothic Energy has an incentive stock option and non-statutory option plan (the ''Plan''), which provides for the issuance of options to purchase up to 2,500,000 shares of Common Stock to key employees and Directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. The exercise price of a non-qualified option granted under the Plan may not be less than 40% of the fair market value of the common stock at the time the option is granted. As of December 31, 1998 and 1999, options to purchase 2,095,000 and 2,500,000 shares of common stock, respectively, had been issued under the Plan. Half of the options are exercisable after the completion of one year of future service as an employee or director with the remaining options being exercisable upon completion of the second year of future service. No non-qualified options have been issued under the Plan.

     Omnibus Incentive Plan--On August 13, 1996 at the Annual Shareholders' Meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employees Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards of up to an aggregate of 1,000,000 shares of Common Stock of Gothic Energy to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of (i) 100% of the fair market value of the shares of Common Stock on the date of grant or (ii) 85% of the fair market value of the shares of Common Stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. As of December 31, 1999, options to purchase 1,000,000 shares of common stock had been issued under the Omnibus Incentive Plan.

     Non-Employee Stock Option Plan--The 1996 Non-Employee Stock Option Plan provides a means by which non-employee Directors of the Company and consultants to the Company can be given an opportunity to purchase stock in Gothic Energy. The Plan provides that a total of 1,000,000 shares of Gothic Energy's Common

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments. The exercise price for each option granted under the Non-Employee Plan will not be less than the fair market value of the Common Stock on the date of grant. Each option will be exercisable for the period or periods specified in the option agreement, which can not exceed 10 years from the date of grant. Options granted to Directors will terminate thirty (30) days after the date the Director is no longer a Director of Gothic Energy. As of December 31, 1998 and 1999, options to purchase 600,000 and 1,000,000 shares of common stock, respectively, had been issued under the Non-Employee Plan.

     A summary of the status of Gothic Energy's stock options as of December 31, 1997, 1998 and 1999, and changes during December 31, 1998 and 1999, is presented below:

                                                            Options Outstanding               Options Exercisable
                                                    -----------------------------------  -----------------------------
                                                                                                           Weighted
                                                                          Weighted                          Average
                                                         Number            Average           Number        Exercise
                                                      Outstanding           Price         Exercisable        Price
                                                    ----------------  -----------------  --------------  -------------
Balance at December 31, 1997                              2,690,000               $1.17       1,850,000          $1.52
    Options granted                                       1,285,000                 .40
    Options forfeited                                      (545,000)                .40
                                                          ---------

Balance at December 31, 1998                              3,430,000               $1.00       1,927,500          $1.47
    Options granted                                       2,185,000                 .39
    Options forfeited                                      (380,000)                .40
                                                          ---------
Balance at December 31, 1999                              5,235,000               $0.79       2,807,500          $1.13
                                                          =========

     The following table summarizes information about Gothic Energy's stock options which were outstanding, and those which were exercisable, as of December 31, 1999:

                                                      Options Outstanding                   Options Exercisable
                                          -------------------------------------------  -----------------------------
                                                             Weighted      Weighted                       Weighted
              Price                            Number         Average       Average       Number          Average
              Range                         Outstanding        Life          Price      Exercisable        Price
          ------------                    ---------------  ------------  ------------  --------------  -------------
          $1.50 -$3.30                            735,000     1.2 years         $3.21         735,000          $3.21
          $0.15 -$0.53                          4,500,000     3.5 years         $0.40       2,072,500          $0.40
                                                ---------                                   ---------
                                                5,235,000                                   2,807,500
                                                =========                                   =========

     Gothic Energy applies Accounting Principles Board Opinion No. 25 in accounting for stock options granted to employees, including directors, and Statement of Financial Accounting Standards No. 123 (''SFAS No. 123'') for stock options and warrants granted to non-employees. No compensation cost has been recognized in 1998 or 1999.

     Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been increased as follows:

                                                                                           1998           1999
                                                                                       -----------     ----------
                                                                                             (in thousands)
      Net loss available for common shares:
         As reported.............................................................        $(140,383)      $(25,976)
                                                                                         =========       ========
         Pro Forma...............................................................        $(141,232)      $(26,439)
                                                                                         =========       ========
      Basic and diluted loss per share:
         As reported.............................................................        $   (8.63)      $  (1.51)
                                                                                         =========       ========
         Pro Forma...............................................................        $   (8.68)      $  (1.54)
                                                                                         =========       ========

     The fair value of each option granted is estimated using the Black Scholes model. Gothic Energy's stock volatility was 0.81 and 0.95 in 1998 and 1999, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with an average risk free interest rate of 4.81 percent and
5.59 percent in 1998

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


and 1999, respectively. Expected life was three years for options issued in both 1998 and 1999 based on the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1998 and 1999 under the Stock Option Plan were $643,000 and $646,000, respectively.

NOTE 7.  INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following at December 31, 1999 (in thousands):


     Deferred tax assets:
         Gas balancing liability........................................................       $ 1,386
         Net operating loss carryforwards...............................................        42,371
         Depletion carryforwards........................................................           257
         Tax over book basis of natural gas and oil properties..........................        14,423
         Accrued wages..................................................................           119
                                                                                               -------
         Gross deferred tax assets......................................................        58,556
     Deferred tax liabilities:
         Deferred lease operating expenses..............................................          (556)
                                                                                               -------
         Gross deferred tax liabilities.................................................          (556)
     Net deferred tax assets...........................................................         58,000
         Valuation allowance............................................................        58,000
                                                                                               -------
                                                                                               $     -
                                                                                               =======

     Net operating losses of approximately $104,679,000 are available for future use against taxable income. These net operating loss carryforwards (''NOL'') expire in the years 2010 through 2019.

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

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The Company has recorded a 100% valuation allowance, as it is more likely than not that realization will not occur in the future.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into an employment agreement with its President effective January 1, 1999. The President currently receives a base salary of $225,000 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. The President is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of the agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. The President can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), the President is entitled to receive a payment representing all salary due under the remaining full term of his agreement and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


control, as defined, of the Company, the President has the right to terminate his employment agreement with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years of his base salary under the agreement, plus a lump sum payment of $250,000.

     The Company has also entered into an employment agreement with its Chief Financial Officer effective January 1, 1999. The Chief Financial Officer currently receives a base salary of $187,500 per year. In addition, he is to receive a cash bonus as may be determined by the Company's Board of Directors. The CFO is also entitled to participate in such incentive compensation and benefit programs as the Company makes available. The term of the agreement is for a period of three years and at the end of the first year and at the end of each succeeding year the agreement is automatically extended for one year such that at the end of each year there will automatically be three years remaining on the term of the agreement. The CFO can terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement is terminated by the Company (other than for cause, as defined), the CFO is entitled to receive a payment representing all salary due under the remaining full term of his agreement, and the Company is obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of the Company, the CFO has the right to terminate his employment with the Company within sixty days thereafter, whereupon the Company would be obligated to pay to him a sum equal to three years base salary, plus a lump sum payment of $200,000.

     The Company leases its corporate offices and certain office equipment and automobiles under non-cancelable operating leases. Rental expense under non-cancelable operating leases was $190,000 and $240,000 for the years ended December 31, 1998 and 1999, respectively.

     Remaining minimum annual rentals under non-cancelable lease agreements subsequent to December 31, 1999 are as follows:

          2000........................................    327,000
          2001........................................    295,000
          2002........................................    282,000
          2003........................................    267,000
          2004........................................    247,000


     The Company is not a defendant in any pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9.  BENEFIT PLAN

     Production Corp. maintains a 401(k) Plan for the benefit of its employees. The Plan was implemented in October 1997. The Plan permits employees to make contributions on a pre-tax salary reduction basis. Production Corp. makes limited matching contributions to the Plan, and may also make other discretionary contributions. Production Corp's contributions for 1998 and 1999 were $62,000 and $85,000, respectively.

NOTE 10. MAJOR CUSTOMERS

     During the year ended December 31, 1999, the Company was a party to contracts whereby it sold 56% of its natural gas production to CMS Continental Natural Gas Corporation ("Continental"), and 47% of its oil production to Duke Energy, Inc. The Company has a ten-year marketing agreement, whereby the majority of the natural gas associated with the Amoco Acquisition will be sold to Continental, at market prices, under this agreement.

NOTE 11. RELATED PARTY TRANSACTIONS

     During 1997, Gothic Energy made advances totaling $336,000 to two officers and directors of Gothic Energy. In February 1998, $168,000 was received in connection with a severance agreement. The balance outstanding on the remaining advance was $179,000 as of December 31, 1998 and this amount was forgiven by Gothic Energy during 1999.

NOTE 12.   SUMMARIZED FINANCIAL INFORMATION

     Production Corp. was organized in March 1998 as a wholly owned subsidiary of Gothic Energy. On April 27, 1998, Gothic Energy transferred to Production Corp. its ownership of all its natural gas and oil properties. Following is the summarized financial information related to the Company as of December 31, 1999 and for the years ended December 31, 1998 and 1999. (in thousands):

                                                       As of  December 31,  1999
                                      ------------------------------------------------------------
                                                                                     Gothic Energy
                                      Gothic Energy        Gothic Production          Corporation
                                       Corporation           Corporation             Consolidated
                                      -------------        -----------------         -------------
Current assets                         $       -             $    11,447              $    11,447
Non-current assets                         1,772(2)              225,178                  226,950
Current liabilities                            -                  15,927                   15,927
Non-current liabilities                   75,857(3)              247,648                  323,505

                                                  For the year ended December 31,  1999
                                      ------------------------------------------------------------
                                                                                     Gothic Energy
                                      Gothic Energy        Gothic Production          Corporation
                                       Corporation           Corporation             Consolidated
                                      -------------        -----------------         -------------
Total revenues                         $       -             $    55,624              $    55,624
Operating costs and
   expenses                                  179(4)               35,708                   35,887
Interest expense and
   amortization of debt
   issuance cost                           9,958                  28,030                   37,988
Net loss                                 (10,137)                 (7,172)                 (17,309)

                                                 For the year ended December 31,  1998
                                      ------------------------------------------------------------
                                                                                     Gothic Energy
                                      Gothic Energy        Gothic Production          Corporation
                                       Corporation           Corporation(1)          Consolidated
                                      -------------        -----------------         -------------
Total revenues                         $  21,033             $    32,000              $    53,033
Operating costs and
   expenses                               16,172                  23,781                   39,953
Provision for impairment
   of natural gas and oil
   properties                                  -                  76,000                   76,000
Interest expense and
   amortization of debt
   issuance cost                          16,821                  18,617                   35,438
Loss before
   extraordinary item                    (12,408)                (85,822)                 (98,230)
Net loss                                 (43,842)                (85,847)                (129,689)


(1)  Since the Recapitalization on April 27, 1998
(2)  Includes unamortized debt issuance costs
(3)  Includes 14 1/8% Senior Secured Discount Notes
(4)    Officer compensation

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13.   SUPPLEMENTARY NATURAL GAS AND OIL INFORMATION

Financial Data

     The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures About Oil and Gas Producing Activities".

     Capitalized Costs--The aggregate amounts of capitalized costs relating to natural gas and oil producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1999 were as follows:

                                                                                      1999
                                                                                 --------------
                                                                                 (in thousands)
      Proved properties......................................................           $258,818
      Unproved properties, not subject to depreciation, depletion and
        amortization (1).....................................................              5,473
      Less: Accumulated depreciation, depletion, and amortization............            (53,137)
                                                                                        --------
         Net natural gas and oil properties..................................           $211,154
                                                                                        ========

(1) Production Corp. expects to evaluate the unproved properties during the next two years.

     Costs Incurred--Costs incurred in natural gas and oil property acquisition, exploration and development activities for the years ended December 31, 1998 and 1999 were as follows:

                                                                                    1998            1999
                                                                                 ------------     ------------
                                                                                        (in thousands)
        Proved property acquisition...........................................       $225,103          $ 1,499
        Unproved property acquisition.........................................          2,109            2,611
        Development costs.....................................................         16,270           18,445
                                                                                     --------          -------
           Total costs incurred...............................................       $243,482          $22,555
                                                                                     ========          =======

NATURAL GAS AND OIL RESERVES DATA (UNAUDITED)

     Estimated Quantities--Natural gas and oil reserves cannot be measured exactly. Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

     Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known natural gas and oil reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

     Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data as explained above. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other natural gas and oil producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows and significant revisions could occur in the near term. Accordingly, these estimates are expected to change as future information becomes available. All of Production Corp's reserves are located onshore in the states of Oklahoma, Texas, New Mexico, Arkansas and Kansas.

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The following unaudited table, which is based on reports of Lee Keeling and Associates, Inc., sets forth proved natural gas and oil reserves:

                                                                                   1998                     1999
                                                                          -----------------------  ---------------------
                                                                            Bbls         Mcf         Bbls         Mcf
                                                                          ---------   ----------   ---------  ----------
                                                                              (in thousands)           (in thousands)
Proved Reserves:
  Beginning of year.....................................................     3,585       127,460      1,761      306,668
  Revisions of previous estimates.......................................      (872)       39,577        319        6,598
  Purchases of reserves in place........................................     1,362       233,007          -        1,402
  Production............................................................      (257)      (24,455)      (158)     (25,477)
  Sales of reserves in place............................................    (2,057)      (68,921)         -            -
                                                                            ------       -------      -----      -------
  End of year                                                                1,761       306,668      1,922      289,191
                                                                            ======       =======      =====      =======
 Proved Developed:
  Beginning of year.....................................................     2,503        91,690      1,523      254,762
  End of year...........................................................     1,523       254,762      1,683      251,631



     Standardized Measure of Discounted Future Net Cash Flows--Future net cash inflows are based on the future production of proved reserves of natural gas and crude oil as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, by applying current prices of natural gas and oil to estimated future production of proved reserves. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 1999, were $1.89 per mcf, and $24.33 per barrel, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes.

     Estimated future income taxes are computed by applying the appropriate year-end statutory tax rate to the future pretax net cash flows relating to Production Corp's estimated proved natural gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

     Included in the estimated standardized measure of future cash flows are certain capital projects (future development costs). Production Corp. estimates the capital required to develop its undeveloped natural gas and oil reserves during 2000 to be approximately $23,000,000. Production Corp's planned financial arrangements are discussed in Notes 2 and 4. If such capital is not employed, the estimated future cash flows will be negatively impacted.

     The following table sets forth Production Corp's unaudited estimated standardized measure of discounted future net cash flows.

                                                                                       December 31,      December 31,
                                                                                           1998              1999
                                                                                     ----------------  ----------------
                                                                                               (in thousands)
Cash Flows Relating to Proved Reserves:
  Future cash inflows..............................................................        $ 573,604         $ 596,216
  Future production costs..........................................................         (141,253)         (139,458)
  Future development costs.........................................................          (37,028)          (26,969)
  Future income tax expense........................................................          (47,264)          (30,113)
                                                                                           ---------         ---------
                                                                                             348,059           399,676
  Ten percent annual discount factor...............................................         (169,297)         (201,291)
                                                                                           ---------         ---------
  Standardized Measure of Discounted Future Net Cash Flows.........................        $ 178,762         $ 198,385
                                                                                           =========         =========

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                                        December 31,    December 31,
                                                                                            1998            1999
                                                                                        ------------    ------------
                                                                                              (in thousands)
Standardized measure of discounted future cash flows-beginning of period............         $ 94,102      $178,762
Sales of natural gas and oil produced, net of Operating expenses....................          (38,585)      (43,362)
Purchases of reserves-in-place......................................................          231,184         1,000
Sales of reserves-in-place..........................................................          (62,933)            -
Revisions of previous quantity estimates and Changes in sales prices and
   production costs.................................................................          (54,416)       44,109
Accretion of discount...............................................................            9,410        17,876
                                                                                             --------      --------
Standardized measure of discounted future Cash flows-end of period..................         $178,762      $198,385
                                                                                             ========      ========