Form 10QSB
period 2000-03-31
GOTHIC ENERGY CORP
filed 2000-05-22
CIK 878482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period from_______________ to___________________.


       ----------------------------------------------------------------------

                        Commission file number 0-19753


                           GOTHIC ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)


     Oklahoma                                   22-2663839
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)



         6120 South Yale Avenue, Suite 1200, Tulsa, Oklahoma  74136
                   (Address of principal executive offices)


                                 918-749-5666
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X    No _______
       ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 15, 2000, 18,685,765 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION


                               TABLE OF CONTENTS

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Unaudited Balance Sheet
     December 31, 1999 and March 31, 2000.............................................     3

     Consolidated Unaudited Statement of Operations
     Three months ended March 31, 1999 and 2000......................................      4

     Consolidated Unaudited Statement of Cash Flows
     Three months ended March 31, 1999 and 2000......................................      5

     Notes to Unaudited Consolidated Financial Statements............................      6

     Report of Review by Independent Accountants.....................................      9

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results
     of Operations

     Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................     10

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.......................................     14

     Signatures......................................................................     15

                        PART I - FINANCIAL INFORMATION

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except par value)

                                                                          December 31,       March 31,
                            ASSETS                                           1999              2000
                            ------                                        ------------       ---------
                                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                $   2,583         $      99
  Natural gas and oil receivables                                              8,163            10,280
  Receivable from officers and employees                                          77                90
  Other                                                                          624               505
                                                                           ---------         ---------
  Total current assets                                                        11,447            10,974

Property and equipment:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                               258,818           266,915
    Unproved properties not subject to amortization                            5,473             5,391
  Equipment, furniture and fixtures                                            6,123             6,298
  Accumulated depreciation, depletion and amortization                       (54,170)          (59,407)
                                                                           ---------         ---------
Property and equipment, net                                                  216,244           219,197
Other assets, net                                                             10,706            10,221
                                                                           ---------         ---------
Total assets                                                               $ 238,397         $ 240,392
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable trade                                                   $   4,630         $   3,723
  Revenues payable                                                             6,047             5,214
  Accrued interest expense                                                     4,357            10,948
  Other accrued liabilities                                                      893               880
                                                                           ---------         ---------
Total current liabilities                                                     15,927            20,765

Long-term debt, net                                                          319,857           319,974
Gas imbalance liability                                                        3,648             3,570

Stockholders' equity (deficit):
   Series B Preferred Stock, Par Value $.05, authorized
     165,000 shares; 59,216 and 61,007 shares issued and outstanding          45,612            47,895
  Common stock, par value $.01, authorized 100,000,000 shares;
     18,685,765 shares issued and outstanding                                    187               187
  Additional paid in capital                                                  42,987            42,987
  Accumulated deficit                                                       (189,821)         (194,986)
                                                                           ---------         ---------
Total stockholders' equity (deficit)                                        (101,035)         (103,917)
                                                                           ---------         ---------
Total liabilities and stockholders' equity (deficit)                       $ 238,397         $ 240,392
                                                                           =========         =========

                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                        For the three months ended
                                                                                 March 31,
                                                                    -----------------------------------
                                                                          1999                2000
                                                                    ---------------      ---------------
Revenues:
  Natural gas and oil sales                                          $10,853              $14,815
  Well operations                                                        617                  744
                                                                     -------              -------
    Total Revenues                                                    11,470               15,559

Costs and expenses:
  Lease operating expenses                                             2,339                1,988
  Depletion, depreciation and amortization                             5,285                5,237
  General and administrative expense                                     971                  997
  Investment banking and related fees                                      -                  494
                                                                     -------              -------

Operating income                                                       2,875                6,843
Interest expense and amortization of debt issuance costs              (9,277)              (9,750)
Interest and other income                                                781                   24
                                                                     -------              -------

Net loss                                                              (5,621)              (2,883)

Preferred dividend ($29.59 and $29.83 per preferred share)             1,603                1,820
Preferred dividend - amortization of preferred discount                  462                  462
                                                                     -------              -------

Net loss available for common shares                                 $(7,686)             $(5,165)
                                                                     =======              =======

Net loss per common share, basic and diluted                         $  (.47)             $  (.28)
                                                                     =======              =======

Weighted average common shares outstanding, basic and
  diluted                                                             16,281               18,686
                                                                     =======              =======

                            See accompanying notes

                   GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                For the three months ended
                                                                        March 31,
                                                             --------------------------------
                                                                1999                 2000
                                                             ----------          ------------
Cash flows from operating activities:
    Net loss                                                 $(5,621)            $(2,883)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                   5,285               5,237
    Amortization of discount and loan costs                      414                 452
    Accretion of interest on discount notes                    2,283               2,617

Changes in assets and liabilities:
    Increase in accounts receivable                             (793)             (2,130)
    Decrease (increase) in other current assets                   (3)                119
    Decrease in accounts and revenues payable                   (415)             (1,740)
    Increase in accrued liabilities                            6,475               6,578
    Decrease in gas imbalance liability                          (76)                (78)
    Decrease in other assets                                       -                  34
                                                             -------             -------
Net cash provided by operating activities                    $ 7,549             $ 8,206

Net cash used by investing activities:
    Proceeds from sale of property and equipment               2,095                   -
    Purchase of property and equipment                        (2,839)               (612)
    Property development costs                                (4,875)             (7,578)
                                                             -------             -------
Net cash used by investing activities                        $(5,619)            $(8,190)

Cash flows from financing activities:
    Proceeds from long-term borrowings                         1,500               1,500
    Payments of long-term borrowings                               -              (4,000)
    Payment of loan fees                                         (28)                  -
                                                             -------             -------

Net cash provided (used) by financing activities             $ 1,472             $(2,500)

Net change in cash and cash equivalents                        3,402              (2,484)
Cash and cash equivalents, beginning of period                 2,289               2,583
                                                             -------             -------
Cash and cash equivalents, end of period                     $ 5,691             $    99
                                                             =======             =======

Supplemental disclosure of interest paid                     $    43             $   145
                                                             =======             =======

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management of the Company, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 1999 and 2000. The results of operations for the 2000 period are not necessarily indicative of the results of operations to be expected for the full year.

     Loss per Common Share - Net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,575,000 and 19,840,000 shares were outstanding as of March 31, 1999 and 2000 and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

     Hedging Activities - In July 1999 Production Corp. entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collar represents approximately 70% of Production Corp's current daily natural gas production. Collar arrangements limit the benefits Production Corp. will realize if actual prices rise above the ceiling price. These arrangements provide for Production Corp. to exchange a floating market price for a fixed range contract price. Payments are made by Production Corp. when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract is the
Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.   In August
1999, Production Corp. entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000. Gains and losses on such natural gas and oil contracts are reflected in revenues as price adjustments in the months of related production. If the open crude oil hedge noted above had been settled on March 31, 2000, Production Corp. would have recognized a loss of $388,000.

     Additionally, in January 2000, Production Corp. entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Production Corp. entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge is in effect for the months of April and May 2000. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. If the open gas hedges noted above had been settled on March 31, 2000, Production Corp. would have recognized a loss of $4.8 million.

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

NOTE 2.  GOING CONCERN

     The Company incurred a net loss of $129,689,000 in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required Production Corp. to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of Production Corp. during early 1999, resulting in a net loss of $17,309,000 for the year ended December 31, 1999, raising doubt about the Company's ability to continue as a going concern. Management's plans to mitigate these conditions are as follows:

     It is the intention of Production Corp. to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. With the continued volatility of commodity prices, hedging programs will continue to be utilized by Production Corp. This should help to stabilize cash flow, which is necessary to ensure Production Corp's ability to generate sufficient reserves to replace current production, but limits the benefit of increases in commodity prices above the hedge price. Should commodity prices fall below current levels, Production Corp. would be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil in the first quarter of 2000 had increased over levels prevailing during much of 1999 but there is no assurance that prices will continue to increase or remain at the current levels. Further, the borrowing base amount available under Production Corp's Credit Facility was redetermined in April 2000 and was reduced to $15,000,000. The next scheduled redetermination date is October 1, 2000 and there is no assurance that Production Corp.'s lender will maintain the available amount at this current level.

     As part of its ongoing efforts to restructure and improve its balance sheet, Gothic Energy is currently in negotiations with the holders of its 14-1/8% Senior Secured Discount Notes intended to result in the conversion of that indebtedness into equity securities of Gothic Energy Corporation. Inasmuch as those negotiations are ongoing, there can be no assurance as to the success of those efforts or the terms on which the indebtedness may be exchanged. It is expected, however, that the exchange of that indebtedness will result in material dilution to the holders of Gothic Energy's Common Stock. Gothic Energy is seeking to enter into agreements with the holders of the Discount Notes to exchange their Discount Notes for shares of Common Stock, which agreements are expected to be subject to fulfillment of various closing conditions. Implementation of the closing by Gothic Energy under the exchange of the Discount Notes is expected to be accompanied by efforts to raise additional equity capital through a rights offering or by other means. Gothic Energy is currently engaged in a review of the various means by which the implementation of a restructuring can be accomplished. Gothic Energy is unable to predict the success of these restructuring efforts, the terms on which or means by which its balance sheet may be improved, and the extent of any dilution to be sustained by the holders of its outstanding common Stock.

     If management's plans are not completed in the manner contemplated, there will remain substantial doubt about the Company's ability to continue as a going concern.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION

     Production Corp. was organized in March 1998 as a wholly owned subsidiary of Gothic Energy. On April 27, 1998, Gothic Energy transferred to Production Corp. its ownership of all its natural gas and oil properties. Following is the summarized financial information related to the Company as of March 31, 2000 and for the three months ended March 31, 1999 and 2000. (in thousands):


                                          As of  March 31,  2000
                       ---------------------------------------------------------
                                                                 Gothic Energy
                          Gothic Energy     Gothic Production     Corporation
                           Corporation         Corporation        Consolidated
                          -------------     -----------------    --------------

Current assets             $      -            $ 10,974              $ 10,974
Non-current assets            1,702/(1)/        227,716               229,418
Current liabilities               -              20,765                20,765
Non-current liabilities      78,474/(2)/        245,070               323,544


                                   For the three months ended March 31, 1999
                       ---------------------------------------------------------
                                                                 Gothic Energy
                          Gothic Energy     Gothic Production     Corporation
                          Corporation       Corporation           Consolidated
                          -------------     -----------------    -------------
Total revenues             $     -            $ 11,470              $ 11,470
Operating costs and
 expenses                        -               8,595                 8,595
Interest expense and
 amortization of debt
 issuance cost               2,355               6,922                 9,277
Net loss                    (2,355)             (3,266)               (5,621)


                                   For the three months ended March 31, 2000
                       ---------------------------------------------------------
                                                                 Gothic Energy
                          Gothic Energy     Gothic Production     Corporation
                            Corporation      Corporation           Consolidated
                          -------------     -----------------    --------------
Total revenues             $     -            $ 15,559             $  15,559
Operating costs and
   expenses                      -               8,716                 8,716
Interest expense and
   amortization of debt
   issuance cost             2,687               7,063                 9,750
Net loss                    (2,687)               (196)               (2,883)
------------------------
(1)  Includes unamortized debt issuance costs
(2)  Includes 14 1/8% Senior Secured Discount Notes

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders:

     We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern, as discussed in Note 2 to those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
May 15, 2000

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

A Discussion of Our Results of Operations

General

     As a consequence of the Company's holding company structure, all of the Company's natural gas and oil acquisition, development, exploitation, exploration and production activities are conducted through Production Corp., the wholly-owned operating subsidiary of Gothic Energy. The sole material asset of Gothic Energy, the parent corporation, is the outstanding capital stock of Production Corp. During the three months ended March 31, 2000, Gothic Energy had approximately $2.7 million of interest expense and related note amortization costs on its outstanding 14-1/8% Senior Secured Discount Notes due 2006 (the "Discount Notes"). Additionally, Gothic Energy recognized $2.3 million in preferred dividends and amortization of preferred discount on its Series B Convertible Preferred Stock during three months ended March 31, 2000.

     As part of its ongoing efforts to restructure and improve its balance sheet, Gothic Energy is currently in negotiations with the holders of its 14-1/8% Senior Secured Discount Notes intended to result in the conversion of that
indebtedness into equity securities of Gothic Energy Corporation.    Inasmuch as
those negotiations are ongoing, there can be no assurance as to the success of those efforts or the terms on which the indebtedness may be exchanged. It is expected, however, that the exchange of that indebtedness will result in
material dilution to the holders of Gothic Energy's Common Stock.   Gothic
Energy is seeking to enter into agreements with the holders of the Discount Notes to exchange their Discount Notes for shares of Common Stock, which agreements are expected to be subject to fulfillment of various closing conditions. Implementation of the closing by Gothic Energy under the exchange of the Discount Notes is expected to be accompanied by efforts to raise additional equity capital through a rights offering or by other means. Gothic Energy is currently engaged in a review of the various means by which the implementation of a restructuring can be accomplished. Gothic Energy is unable to predict the success of these restructuring efforts, the terms on which or means by which its balance sheet may be improved, and the extent of any dilution to be sustained by the holders of its outstanding common Stock.

     The following table reflects certain summary operating data for the periods presented:

Results of Operations
                                                     Quarter Ended March 31,
                                                    1999              2000
                                                   -------           -------
                                     (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                          40               44
   Natural gas (Mmcf)                                6,422            6,195
   Natural gas equivalent (Mmcfe)                    6,662            6,459

Oil and Natural Gas Sales:
   Oil                                             $   481          $   981
   Natural gas                                      10,372           13,834
                                                   -------          -------
   Total                                           $10,853          $14,815
                                                   =======          =======

Average Sales Price:
   Oil (Bbl)                                       $ 12.03          $ 22.30
   Natural gas (Mcf)                                  1.62             2.23
   Natural gas equivalent (Mcfe)                      1.63             2.29

Expenses ($ per Mcfe):
   Lease operating/(1)/                            $  0.24          $  0.19
   General and administrative                         0.15             0.15
   Depreciation, depletion and amortization/(2)/      0.77             0.79
--------------------------------
(1)  These amounts exclude production taxes.
(2) Represents depreciation, depletion and amortization of oil and natural gas properties only.

     Revenues were $15.6 million for the quarter ended March 31, 2000, as compared to $11.5 million for the quarter ended March 31, 1999. This represents a 36% increase in total revenue for the period. Natural gas and oil sales for the quarter ended March 31, 2000 increased $3.9 million (36%) to $14.8 million, with $981,000 from oil sales and $13.8 million from natural gas sales, as compared to natural gas and oil sales of $10.9 million for the quarter ended March 31, 1999, with $481,000 from oil sales and $10.4 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of higher commodity prices within the natural gas and oil industry. Of the $3.9 million increase in natural gas and oil sales, approximately $4.3 million was the result of the higher commodity prices which was reduced by approximately $400,000 as the result of lower production volumes. Oil sales in 2000 were based on the sale of 44,000 barrels at an average price of $22.30 per barrel as compared to 40,000 barrels at an average price of $12.03 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 6,195,000 Mcf at an average price of $2.23 per Mcf compared to 6,422,000 Mcf at an average price of $1.62 per Mcf in 1999.

     Production Corp. incurred lease operating expenses for the quarter ended March 31, 2000 of $2.0 million compared with lease operating expenses of $2.3 million for the quarter ended March 31, 1999. Lease operating expenses include approximately $773,000 and $731,000, respectively, in production taxes which Production Corp. incurred from its share of production in 2000 and 1999. The 2000 production taxes were reduced by approximately $325,000 for tax rebates Production Corp. is eligible for. In addition to the production tax rebates, lease-operating expenses were lower in 2000 due to efficiencies realized from the use of the Company's telemetry equipment, lower compressor charges in 2000, and the effect of certain gas balancing adjustments made in the 1999 period. Lease operating expenses as a percentage of natural gas and oil sales were 13% in 2000 as compared to 22% in 1999.

     Depreciation, depletion and amortization expense was $5.2 million for the quarter ended March 31, 2000 as compared to $5.3 million for the quarter ended March 31, 1999. These amounts are similar because both the production amounts and the depletable base were approximately equal for both periods.

     General and administrative costs were $997,000 for the quarter ended March 31, 2000, as compared to $971,000 for the quarter ended March 31, 1999. This increase was primarily the result of additional rental costs associated with the Company's new larger office space. General and administrative costs per Mcfe were $0.15 in 1999 and 2000. The Company also incurred investment banking and related fees in 2000 of $494,000 in connection with efforts to restructure the Company's balance sheet.

     Interest and debt issuance costs were $9.8 million for the quarter ended March 31, 2000 as compared to $9.3 million for 1999. Production Corp. incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $145,000 with Bank One, Texas, N.A. and $382,000 as amortization of loan costs, during the three months ended March 31, 2000. Gothic Energy incurred interest costs of $2.6 million related to the 14 1/8% Senior Secured Discount Notes and $70,000 as amortization of loan cost during the three months ended March 31, 2000.

     Production Corp. earned $24,000 in interest and other income during the quarter ended March 31, 2000 compared to $781,000 in 1999. The 1999 amount includes $720,000 from the sale of seismic data.

     Gothic Energy also incurred $2.3 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the quarter ended March 31, 2000, compared to $2.1 million in 1999.

     The profitability and revenues of the Company are dependent, to a significant extent, upon prevailing spot market prices for natural gas and oil received by Production Corp. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of Production Corp. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

Liquidity and Capital Resources

General

     Since 1994, the Company's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for the Company for the quarters ended March 31, 1999 and 2000:

                                                       Quarter ended March 31,
                                                          1999          2000
                                                         ------       -------
                                                            (in thousands)

     Net cash provided by operating activities            $7,549     $ 8,206
     Net cash used in investing activities                 5,619       8,190
     Net cash provided (used)  by financing activities     1,472      (2,500)


     Net cash provided by operations was $8.2 million for the quarter ended March 31, 2000 as compared to net cash provided of $7.5 million for the same period in 1999. The operating cash flows for the quarter ended March 31, 2000 reflect the increase in income from operations resulting from higher commodity prices, partially offset by changes in working capital.

     The Company used $8.2 million of net cash in investing activities for the quarter ended March 31, 2000 compared to net cash used of $5.6 million for the same period in 1999. This includes well enhancement costs of approximately $7.6 million and approximately $612,000 in cash paid for property acquisitions and equipment. The 1999 cash used for investing activities includes approximately $4.9 million for well enhancements and approximately $2.8 million for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of the Production Corp.'s Johnson Ranch operations.

     Net cash used by financing activities for the quarter ended March 31, 2000 was $2.5 million compared to $1.5 million provided in 1999. The March 31, 2000 amount represents the net reduction in borrowings under Production Corp.'s credit facility during the quarter. The March 31, 1999 amount includes proceeds from Production Corp.'s credit facility of $1.5 million, partially offset by the payment of $28,000 in bank and other loan fees.

Credit Facility

     On April 27, 1998, Production Corp., with Gothic Energy as guarantor, entered into a credit facility, with Bank One (the "Credit Facility"). The Credit Facility consists of a revolving line of credit, and had an initial Borrowing Base of $25,000,000. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base is redetermined at least semi-annually. Upon completion of the April 1, 2000 redetermination, the borrowing base was reduced to $15,000,000 from $20,000,000 which was established on October 1, 1999. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Production Corp. may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Production Corp. is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Production Corp., whether currently owned or hereafter acquired. As of March 31, 1999, Production Corp. had $2.75 million outstanding under the Credit Facility. As of May 12, 2000 Production Corp. had $14.5 million outstanding.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others,
(i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of Production Corp., subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations,
(vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 2.0 to 1.0 for each quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting distributions, loans or advances to third parties, subject to certain exceptions. If Production Corp. is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Production Corp. is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgments, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of the Company. For the quarter ended March 31, 2000, the Company failed to meet both the interest coverage ratio and the current ratio tests. The interest coverage ratio was 1.81 to 1.0 for the quarter, and the current ratio was .92 to 1.0 at March 31, 2000. The Company has requested and received a waiver of compliance with both covenants at March 31, 2000.

Future Capital Requirements and Resources

     The Production Corp's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves the Production Corp. has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, the Production Corp. will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Notes 2 and 3 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations - General," "-Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999, "-Liquidity and Capital Resources." Such forward-looking statements relate to the Company's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of the Company to expand through acquisitions and to redeploy its equipment among regional operations, the ability of the Company to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, its ability to obtain waivers from the bank and its ability to successfully negotiate a conversion of its Discount Notes into equity and to otherwise improve its balance sheet and successfully conclude a Plan of Reorganization. and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. The inability of the Company to meet these objectives or the consequences on the Company from adverse developments in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on the Company. The Company cautions readers that various risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by the Company and could adversely affect the Company's financial condition and its ability to pursue its business strategy.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

     Production Corp. has involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 ''Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments'', and does not use them for trading purposes. Production Corp's objective is to hedge a portion of its exposure to price volatility from producing natural gas. These arrangements may expose Production Corp. to credit risk from its counterparty.

     In July 1999 Production Corp. entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which places a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collar represents approximately 70% of Production Corp's current daily natural gas production. Collar arrangements limit the benefits Production Corp. will realize if actual prices rise above the ceiling price. These arrangements provide for Production Corp. to exchange a floating market price for a fixed range contract price. Payments are made by Production Corp. when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. In August 1999, Production Corp. entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000. Gains and losses on such natural gas and oil contracts are reflected in revenues as price adjustments in the months of related production. If the open crude oil hedge noted above had been settled on March 31, 2000, Production Corp. would have recognized a loss of $388,000.

     Additionally, in January 2000, Production Corp. entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Production Corp. entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge is in effect for the months of April and May 2000. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. If the open gas hedges noted above had been settled on March 31, 2000, Production Corp. would have recognized a loss of $4.8 million.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               15 - Letter Regarding Unaudited Interim Financial Information

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOTHIC ENERGY CORPORATION



Date:  May 18, 2000                     By: /s/ Michael Paulk
                                            ----------------------------------
                                            MICHAEL PAULK,
                                            President, Chief Executive Officer


Date:  May 18, 2000                     By: /s/ Steven P. Ensz
                                            ----------------------------------
                                            STEVEN P. ENSZ,
                                            Vice President of Finance, Chief
                                            Financial Officer


Date:  May 18, 2000                     By: /s/ Andrew McGuire
                                            ----------------------------------
                                            ANDREW MCGUIRE,
                                            Controller