Form 10-Q
period 2000-06-30
GOTHIC ENERGY CORP
filed 2000-08-04
CIK 878482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period from           to           .
                                       -----------  -----------


                                   ----------


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of August 4, 2000, 23,298,209 shares of the Registrant's Common
                    Stock, $.01 par value, were outstanding.

                           GOTHIC ENERGY CORPORATION
                         GOTHIC PRODUCTION CORPORATION


                               TABLE OF CONTENTS


                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheet
     December 31, 1999 and June 30, 2000..............................................................        3

     Consolidated Unaudited Statement of Operations
     Six months ended June 30, 1999 and 2000..........................................................        4

     Consolidated Unaudited Statement of Operations
     Three months ended June 30, 1999 and 2000........................................................        5

     Consolidated Unaudited Statement of Cash Flows
     Six months ended June 30, 1999 and 2000..........................................................        6

     Notes to Unaudited Consolidated Financial Statements.............................................        7

     Report of Review by Independent Accountants......................................................       11

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS.......................................................................................       12

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risks.............................       17

     ITEM 5 - Other Events............................................................................       17

PART II - OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K........................................................       18

     Signatures.......................................................................................       19

                         PART I - FINANCIAL INFORMATION

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                      DECEMBER 31,     JUNE 30,
                                   ASSETS                                 1999           2000
                                                                      ------------    -----------
                                                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $     2,583    $     5,317
  Natural gas and oil receivables                                            8,163         12,486
  Receivable from officers and employees                                        77            110
  Other                                                                        624            878
                                                                       -----------    -----------
  TOTAL CURRENT ASSETS                                                      11,447         18,791


PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                             258,818        269,380
    Unproved properties not subject to amortization                          5,473          5,911
  Equipment, furniture and fixtures                                          6,123          6,311
  Accumulated depreciation, depletion and amortization                     (54,170)       (64,005)
                                                                       -----------    -----------
PROPERTY AND EQUIPMENT, NET                                                216,244        217,597
OTHER ASSETS, NET                                                           10,706          9,738
                                                                       -----------    -----------
TOTAL ASSETS                                                           $   238,397    $   246,126
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable trade                                               $     4,630    $     3,828
  Revenues payable                                                           6,047          7,931
  Accrued interest expense                                                   4,357          4,477
  Other accrued liabilities                                                    893            368
  Current portion long-term debt                                                --         14,723
                                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                                   15,927         31,327

LONG-TERM DEBT, NET                                                        319,857        315,958
GAS IMBALANCE LIABILITY                                                      3,648          3,274

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B Preferred Stock, Par Value $.05, authorized
     165,000 shares; 59,216 and 62,827 shares issued and outstanding        45,612         50,252
  Common stock, par value $.01, authorized 100,000,000 shares;
     18,685,765 shares issued and outstanding                                  187            187
  Additional paid in capital                                                42,987         42,987
  Accumulated deficit                                                     (189,821)      (197,859)
                                                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (101,035)      (104,433)
                                                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   238,397    $   246,126
                                                                       ===========    ===========






                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             ----------------------------
                                                                1999             2000
                                                             ------------    ------------
REVENUES:
  Natural gas and oil sales                                  $     23,417    $     31,863
  Well operations                                                   1,259           1,356
                                                             ------------    ------------

    TOTAL REVENUES                                                 24,676          33,219

COSTS AND EXPENSES:
  Lease operating expenses                                          4,601           4,443
  Depletion, depreciation and amortization                         10,652           9,975
  General and administrative expense                                1,984           1,976
  Investment banking and related fees                                  --             785
                                                             ------------    ------------

Operating income                                                    7,439          16,040
Interest expense and amortization of debt issuance costs          (18,727)        (19,490)
Interest and other income                                             817              50
                                                             ------------    ------------

NET LOSS                                                          (10,471)         (3,400)

PREFERRED DIVIDEND ($59.84 AND $60.00 PER PREFERRED SHARE)          3,291           3,715
PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT               923             923
                                                             ------------    ------------

NET LOSS AVAILABLE FOR COMMON SHARES                         $    (14,685)   $     (8,038)
                                                             ============    ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                 $       (.90)   $       (.43)
                                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND
  DILUTED                                                          16,286          18,686
                                                             ============    ============



                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                              FOR THE THREE MONTHS ENDED
                                                                        JUNE 30,
                                                             ----------------------------
                                                                 1999            2000
                                                             ------------    ------------
REVENUES:
  Natural gas and oil sales                                  $     12,564    $     17,048
  Well operations                                                     642             612
                                                             ------------    ------------

    TOTAL REVENUES                                                 13,206          17,660

COSTS AND EXPENSES:
  Lease operating expenses                                          2,262           2,455
  Depletion, depreciation and amortization                          5,367           4,738
  General and administrative expense                                1,013             979
  Investment banking and related fees                                  --             291
                                                             ------------    ------------

Operating income                                                    4,564           9,197
Interest expense and amortization of debt issuance costs           (9,450)         (9,740)
Interest and other income                                              36              26
                                                             ------------    ------------

NET LOSS                                                           (4,850)           (517)

PREFERRED DIVIDEND ($30.26 AND $30.16 PER PREFERRED SHARE)          1,688           1,895
PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT               461             461
                                                             ------------    ------------

NET LOSS AVAILABLE FOR COMMON SHARES                         $     (6,999)   $     (2,873)
                                                             ============    ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                 $       (.43)   $       (.15)
                                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND
  DILUTED                                                          16,292          18,686
                                                             ============    ============








                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                             FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                           ----------------------------
                                                               1999            2000
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $    (10,471)   $     (3,400)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                     10,652           9,975
    Amortization of discount and loan costs                         832             907
    Accretion of interest on discount notes                       4,674           5,101

CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable                              (2,482)         (4,332)
    Increase in other current assets                                (80)           (254)
    Increase (decrease) in accounts and revenues payable           (275)          1,082
    Increase (decrease) in accrued liabilities                      243            (405)
    Decrease in gas imbalance liability                             (76)           (374)
    Decrease in other assets                                         --              39
                                                           ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,017           8,339

NET CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                  2,104           1,638
    Purchase of property and equipment                           (3,659)           (779)
    Property development costs                                   (9,306)        (12,187)
                                                           ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                           (10,861)        (11,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                           17,500          13,473
    Payments of long-term borrowings                            (10,000)         (7,750)
    Payment of loan fees                                            (76)             --
                                                           ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         7,424           5,723

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (420)          2,734
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,289           2,583
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $      1,869    $      5,317
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                   $     13,221    $     13,361
                                                           ============    ============




                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF OPERATIONS--The consolidated financial statements include the accounts of Gothic Energy Corporation, ("Gothic Energy") a "holding company", and its subsidiary, Gothic Production Corporation ("Gothic Production") since its formation in April of 1998, (collectively referred to as "Gothic"). All significant intercompany balances and transactions have been eliminated. Gothic is primarily engaged in the business of acquiring, developing and exploiting natural gas and oil reserves in Oklahoma, Texas, New Mexico and Kansas. Substantially all of Gothic's natural gas and oil production is being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

         PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management of Gothic, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of Gothic as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 1999 and 2000. The results of operations for the 2000 period are not necessarily indicative of the results of operations to be expected for the full year. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act. The financial statements should be read in conjunction with Gothic's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         LOSS PER COMMON SHARE - Net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share, and diluted weighted average shares, which are used in computing diluted loss per share, because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 21,575,000 and 18,830,309 shares were outstanding as of June 30, 1999 and 2000, and were excluded from the computation of diluted loss per share due to their antidilutive impact.

         HEDGING ACTIVITIES - In July 1999 Gothic entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which placed a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collar represented approximately 70% of Gothic's current daily natural gas production. Collar arrangements limit the benefits Gothic will realize if actual prices rise above the ceiling price. These arrangements provide for Gothic to exchange a floating market price for a fixed range contract price. Payments are made by Gothic when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract was the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

         Additionally, in January 2000, Gothic entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Gothic entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge was in effect for the months of April and May 2000. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index. If the open gas hedges noted above had been settled on June 30, 2000, Gothic would have recognized a loss of approximately $11,096,000.

         In August 1999, Gothic entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000. Gains and losses on such natural gas and oil contracts are reflected in revenues as price adjustments in the months of related production. If the open crude oil hedge noted above had been settled on June 30, 2000, Gothic would have recognized a loss of approximately $338,000.

         RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for Gothic). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Gothic is evaluating the impact on its financial position and results of operations of adopting FAS 133.

NOTE 2.  GOING CONCERN

         Gothic incurred a net loss of $129,689,000 in 1998, due principally to a decline in commodity prices during that year. This commodity price decline required Gothic to write down the carrying value of its natural gas and oil properties by $76,000,000. More significantly, the commodity price decline continued to affect the ongoing revenues and cash flows of Gothic during early 1999, resulting in a net loss of $17,309,000 for the year ended December 31, 1999, raising doubt about Gothic's ability to continue as a going concern. Management's plans to mitigate these conditions are as follows:

         It is the intention of Gothic to continue to spend available cash flow (EBITDA less cash interest payable on Senior Secured Notes) on the development of natural gas and oil properties. In the current commodity price environment and pending the merger with Chesapeake Energy Corporation, Gothic does not anticipate hedging additional natural gas or oil production. Should commodity prices fall below current levels, Gothic may be limited in its ability to increase production and related cash flow to a level sufficient to meet its ongoing financial covenants under its Credit Facility. The price of natural gas and oil in the first half of 2000 had increased over levels prevailing during much of 1999 but there is no assurance that prices will continue to increase or remain at the current levels. Further, the borrowing base amount available under Gothic's Credit Facility was redetermined in April 2000 and was reduced to $15,000,000. The next scheduled redetermination date is October 1, 2000 and there is no assurance that Gothic's lender will maintain the available amount at this current level.

         As part of its ongoing efforts to restructure and improve its balance sheet, Gothic had negotiated agreements with the holders of its 14-1/8% Senior Secured Discount Notes intended to result in the conversion of that indebtedness into equity securities of Gothic Energy. Subsequently, Chesapeake Energy Corporation purchased approximately 96% of the principal amount of those notes. Negotiations between Gothic and Chesapeake followed and Gothic announced on June 30, 2000 its intention to merge with a subsidiary of Chesapeake Energy Corporation in exchange for 4,000,000 shares of Chesapeake's common stock (See
Note 4 - Subsequent Event). Gothic is unable to predict when and if this transaction will be completed.

         If management's plans are not completed in the manner contemplated, there will remain substantial doubt about Gothic's ability to continue as a going concern.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION

         Gothic Production was organized in March 1998 as a wholly owned subsidiary of Gothic Energy. On April 27, 1998, Gothic Energy transferred to Gothic Production its ownership of all its natural gas and oil properties. Following is the summarized financial information related to Gothic. (in thousands):


                                             As of December 31, 1999
                        ----------------------------------------------------------------
                                                                     Gothic Energy
                             Gothic Energy     Gothic Production      Corporation
                              Corporation         Corporation        Consolidated
                            ---------------     ---------------     ---------------

Current assets              $            --     $        11,447     $        11,447
Non-current assets                    1,772(1)          225,178             226,950
Current liabilities                      --              15,927              15,927
Non-current liabilities              75,857(2)          247,648             323,505



                                               As of June 30, 2000
                        ----------------------------------------------------------------
                                                                     Gothic Energy
                             Gothic Energy     Gothic Production      Corporation
                              Corporation         Corporation        Consolidated
                            ---------------     ---------------     ---------------

Current assets              $            --     $        18,791     $        18,791
Non-current assets                    1,632(1)          225,703             227,335
Current liabilities                      --              31,207              31,207
Non-current liabilities              80,958(2)          238,274             319,232

                                    For the six months ended June 30, 1999
                        ----------------------------------------------------------------
                                                                     Gothic Energy
                             Gothic Energy     Gothic Production      Corporation
                              Corporation         Corporation        Consolidated
                            ---------------     ---------------     ---------------

Total revenues              $         --        $     24,676     $     24,676
Operating costs and
   expenses                           --              17,237           17,237
Interest expense and
   amortization of debt
   issuance cost                   4,814              13,913           18,727
Net loss                          (4,814)             (5,657)         (10,471)


                                    For the six months ended June 30, 2000
                        ----------------------------------------------------------------
                                                                     Gothic Energy
                             Gothic Energy     Gothic Production      Corporation
                              Corporation         Corporation        Consolidated
                            ---------------     ---------------     ---------------

Total revenues              $         --        $     33,219     $     33,219
Operating costs and
   expenses                           --              17,179           17,179
Interest expense and
   amortization of debt
   issuance cost                   5,241              14,249           19,490
Net income (loss)                 (5,241)              1,841           (3,400)


                                    For the six months ended June 30, 2000
                        ----------------------------------------------------------------
                                                                     Gothic Energy
                             Gothic Energy     Gothic Production      Corporation
                              Corporation         Corporation        Consolidated
                            ---------------     ---------------     ---------------

Total revenues              $         --        $     13,206     $     13,206
Operating costs and
   expenses                           --               8,642            8,642
Interest expense and
   amortization of debt
   issuance cost                   2,460               6,990            9,450
Net loss                          (2,460)             (2,390)          (4,850)


                                  For the three months ended June 30, 2000
                        -------------------------------------------------------------
                                                                   Gothic Energy
                             Gothic Energy     Gothic Production    Corporation
                              Corporation         Corporation      Consolidated
                            ---------------    ---------------   ---------------
Total revenues              $          --      $      17,660     $      17,660
Operating costs and
   expenses                            --              8,463             8,463
Interest expense and
   amortization of debt
   issuance cost                    2,554              7,186             9,740
Net income (loss)                  (2,554)             2,037              (517)

(1) Includes unamortized debt issuance costs

(2) Includes 14 1/8% Senior Secured Discount Notes

NOTE 4.  SUBSEQUENT EVENTS

         On June 30, 2000 Gothic announced it had reached an agreement with Chesapeake Energy Corporation to merge with a wholly owned subsidiary of Chesapeake, in exchange for 4,000,000 shares of Chesapeake's common stock.

         Gothic's previously announced plan of restructuring, which contemplated the redemption of Chesapeake's holding of Gothic's preferred and common stock for oil and gas properties and other considerations, the exchange of the $104,000,000 Senior Discount Notes in exchange for 94% of Gothic's equity and an equity rights offering of $15,000,000, have been terminated in anticipation of this transaction.

         Although the merger is subject to the completion of definitive documentation, normal regulatory approvals and a Gothic shareholder vote, both Boards of Directors have unanimously approved the transaction. Gothic plans to hold a special shareholder's meeting as soon as possible following completion of the SEC's review of a proxy statement, describing the transaction, which it anticipates filing in August 2000. Completion of the transaction is expected by year-end 2000.

         At June 30, 2000, Gothic had 18,685,765 common shares outstanding, plus employee and director options to purchase 4,435,000 shares, all of which are expected to exercised on or before closing of the transaction. Of the outstanding shares, Chesapeake owns 2,394,125 shares and will not participate in the exchange for the 4,000,000 Chesapeake common shares to be received by Gothic's other shareholders.

         Gothic loaned $90,000 to certain employees and one director in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On July 11, 2000, the employees and the director of Gothic exercised 225,000 outstanding common stock options. The options were exercised upon the payment of $90,000 to Gothic.

         Gothic loaned $1,739,000 to certain employees, two officers and two directors in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On August 1, 2000 the individuals exercised an additional 4,165,000 outstanding common stock options. Of the total options exercised, 4,155,000 options were exercised upon payment of $1,739,500 to Gothic, and 10,000 options were exercised under the cashless exercise provisions of the option plan.

         Reflecting the exercise of these options, 45,000 common stock options remain outstanding under the Gothic stock option plans at August 4, 2000.

INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Stockholders:

         We have reviewed the accompanying consolidated balance sheet of Gothic Energy Corporation and Subsidiary as of June 30, 2000 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1999 and 2000 and cash flows for the six-months periods ended June 30, 1999 and 2000. These financial statements are the responsibility of Gothic's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph that described the substantial doubt about Gothic's ability to continue as a going concern, as discussed in Note 2 to those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP


Tulsa, Oklahoma
August 4, 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A DISCUSSION OF OUR RESULTS OF OPERATIONS

GENERAL

         As a consequence of Gothic's holding company structure, all of Gothic's natural gas and oil acquisition, development, exploitation, exploration and production activities are conducted through Gothic Production, the wholly owned operating subsidiary of Gothic. The sole material asset of Gothic, the parent corporation, is the outstanding capital stock of Gothic Production. During the six months ended June 30, 2000, the parent corporation had approximately $5.2 million of interest expense and related note amortization costs on its outstanding 14-1/8% Senior Secured Discount Notes due 2006 (the "Discount Notes"). Additionally, it recognized $4.6 million in preferred dividends and amortization of preferred discount on its Series B Convertible Preferred Stock during six months ended June 30, 2000.

                  As part of its ongoing efforts to restructure and improve its balance sheet, Gothic had negotiated agreements with the holders of its 14-1/8% Senior Secured Discount Notes intended to result in the conversion of that indebtedness into equity securities of Gothic Energy. Subsequently, Chesapeake Energy Corporation purchased approximately 96% of the principal amount of those notes. Negotiations between Gothic and Chesapeake followed and Gothic announced on June 30, 2000 its intention to merge with a subsidiary of Chesapeake Energy Corporation in exchange for 4,000,000 shares of Chesapeake's common stock (See
Note 4 - Subsequent Event). Gothic is unable to predict when and if this transaction will be completed.


         The following table reflects certain summary operating data for the periods presented:

RESULTS OF OPERATIONS


                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------   ---------------------------
                                                     1999          2000           1999           2000
                                                 ------------   ------------   ------------   ------------
                                                         (in thousands, unless otherwise indicated)
Net Production:
   Oil (Mbbls)                                             35             35             75             79
   Natural gas (Mmcf)                                   6,469          6,446         12,891         12,641
   Natural gas equivalent (Mmcfe)                       6,679          6,656         13,341         13,115

Oil and Natural Gas Sales:
   Oil                                           $        564   $        741   $      1,045   $      1,722
   Natural gas                                         12,000         16,307         22,372         30,141
                                                 ------------   ------------   ------------   ------------
   Total                                         $     12,564   $     17,048   $     23,417   $     31,863
                                                 ============   ============   ============   ============

Average Sales Price: (1)
   Oil (Bbl)                                     $      16.11   $      21.17   $      13.93   $      21.80
   Natural gas (Mcf)                                     1.86           2.53           1.74           2.38
   Natural gas equivalent (Mcfe)                         1.88           2.56           1.76           2.43

Expenses ($ per Mcfe):
   Lease operating (2)                           $       0.21   $       0.18   $       0.22   $       0.18
   General and administrative                            0.15           0.15           0.15           0.15
   Depreciation, depletion and amortization(3)           0.80           0.68           0.80           0.73


----------

     (1) Includes the effect of hedging activity (See Item 3 and Note 1 of Notes to Unaudited Consolidated Financial Statements).

     (2)      These amounts exclude production taxes.

     (3) These amounts represent depletion of oil and natural gas properties only.

  SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Revenues were $33.2 million for the six months ended June 30, 2000, as compared to $24.7 million for the six months ended June 30, 1999. This represents a 34% increase in total revenue for the period. Natural gas and oil sales for the six months ended June 30, 2000 increased $8.5 million (36%) to $31.9 million, with $1.7 million from oil sales and $30.2 million from natural gas sales, as compared to natural gas and oil sales of $23.4 million for the six months ended June 30, 1999, with $1.0 million from oil sales and $22.4 million from natural gas sales. The increase in natural gas and oil sales was the result of higher commodity prices within the natural gas and oil industry during 2000. Oil sales in 2000 were based on the sale of 79,000 barrels at an average price of $21.80 per barrel as compared to 75,000 barrels at an average price of $13.93 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 12,641,000 Mcf at an average price of $2.38 per Mcf compared to 12,891,000 Mcf at an average price of $1.74 per Mcf in 1999.

         Gothic incurred lease-operating expenses for the six months ended June 30, 2000 of $4.4 million compared with lease operating expenses of $4.6 million for the six months ended June 30, 1999. Lease operating expenses include approximately $2.0 million and $1.6 million, respectively, in production taxes, which Gothic incurred from its share of production in 2000 and 1999. The 2000 production taxes were reduced by approximately $625,000 for tax rebates for which Gothic is eligible. In addition to the production tax rebates, lease-operating expenses were lower in 2000 due to efficiencies realized from the use of Gothic's telemetry equipment, lower compressor charges, and the effect of certain gas balancing adjustments made in the 1999 period. Lease operating expenses as a percentage of natural gas and oil sales were 14% in 2000 as compared to 20% in 1999.

         Depreciation, depletion and amortization expense was $10.0 million for the six months ended June 30, 2000 as compared to $10.7 million for the six months ended June 30, 1999. The lower depreciation, depletion and amortization in 2000 resulted primarily from an increase in Gothic's reserve base caused by higher commodity prices in 2000, which in turn lowered Gothic's depletion rate.

         General and administrative costs were $2.0 million for both the six months ended June 30, 2000 and 1999. General and administrative costs per Mcfe were $0.15 in 2000, the same as in the 1999 period.

         Interest and debt issuance costs were $19.5 million for the six months ended June 30, 2000 as compared to $18.7 million for 1999. The increase primarily relates to interest associated with the 14 1/8% Senior Secured Discount Notes issued as part of Gothic's recapitalization in April 1998. Gothic incurred interest costs of $13.1 million related to the 11 1/8% Senior Secured Notes, $5.1 million related to the 14 1/8% Senior Secured Discount Notes, $409,000 with Bank One, Texas, N.A. and $907,000 as amortization of loan costs during the six months ended June 30, 2000.

         Gothic earned $50,000 in interest and other income during the six months ended June 30, 2000 compared to $817,000 in 1999. The 1999 amount includes $720,000 from the sale of seismic data.

         Gothic also incurred $4.6 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the six months ended June 30, 2000, compared to $4.2 million in 1999.

 THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Revenues were $17.7 million for the three months ended June 30, 2000, as compared to $13.2 million for the three months ended June 30, 1999. This represents a 34% increase in total revenue for the period. Natural gas and oil sales for the three months ended June 30, 2000 increased $4.4 million (35%) to $17.0 million, with $741,000 from oil sales and $16.3 million from natural gas sales, as compared to natural gas and oil sales of $12.6 million for the three months ended June 30, 1999, with $564,000 from oil sales and $12.0 million from natural gas sales. The increase in natural gas and oil sales was the result of higher commodity prices within the natural gas and oil industry during 2000. Oil sales in 2000 were based on the sale of 35,000 barrels at an average price of $21.17 per barrel as compared to 35,000 barrels at an average price of $16.11 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 6,446,000 Mcf at an average price of $2.53 per Mcf compared to 6,469,000 Mcf at an average price of $1.86 per Mcf in 1999.

         Gothic incurred lease-operating expenses for the three months ended June 30, 2000 of $2.5 million compared with lease-operating expenses of $2.3 million for the three months ended June 30, 1999. Lease operating expenses include approximately $1.3 million and $883,000, respectively, in production taxes, which Gothic incurred from its share of production in 2000 and 1999. The 2000 production taxes were reduced by approximately $300,000 in tax rebates for which Gothic is eligible. Lease operating expenses as a percentage of natural gas and oil sales were 14% in 2000 as compared to 18% in 1999.

         Depreciation, depletion and amortization expense was $4.7 million for the three month ended June 30, 2000 as compared to $5.4 million for the three months ended June 30, 1999. The decrease resulted primarily from an increase in Gothic's reserve base caused by higher commodity prices, which in turn lowers Gothic's depletion rate.

         General and administrative costs were $1.0 million for both the three months ended June 30, 2000 and 1999. General and administrative costs per mcfe were $0.15 in 2000, the same as the 1999 period.

         Interest and debt issuance costs were $9.7 million for the three months ended June 30, 2000 as compared to $9.5 million for 1999. The increase primarily relates to interest, associated with the 14 1/8% Senior Secured Discount Notes issued as part of Gothic's recapitalization in April 1998. Gothic incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $2.5 million related to the 14 1/8% Senior Secured Discount Notes, $265,000 with Bank One, Texas, N.A. and $455,000 as amortization of loan costs during the three months ended June 30, 2000.

         Gothic also incurred $2.4 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the three months ended June 30, 2000, compared to $2.1 million in 1999.

         The profitability and revenues of Gothic are dependent, to a certain extent, upon prevailing spot market prices for natural gas and oil received by Gothic. In the past, natural gas and oil prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of Gothic. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Since 1994, Gothic's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for Gothic for the six months ended June 30, 1999 and 2000:



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                       1999                      2000
                                                                   -------------             ------------
                                                                                 (IN THOUSANDS)

         Net cash provided by operating activities                    $  3,017                   $  8,339
         Net cash used by investing activities                          10,861                     11,328
         Net cash provided by financing activities                       7,424                      5,723

         Net cash provided by operations was $8.3 million for the six months ended June 30, 2000 as compared to net cash provided of $3.0 million for the same period in 1999. The operating cash flows for the six months ended June 30, 2000 reflect the increase in income from operations resulting from higher commodity prices, partially offset by changes in working capital.

         Gothic used $11.3 million of net cash in investing activities for the six months ended June 30, 2000 compared to net cash used of $10.9 million for the same period in 1999. The 2000 amount includes well enhancement costs of approximately $12.2 million and approximately $779,000 in cash paid for property acquisitions and equipment, offset by approximately $1.6 million received from the sale of properties. The 1999 cash used for investing activities includes property development costs of approximately $9.3 million and approximately $3.7 million in cash paid for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of Gothic's Johnson Ranch operations.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $5.7 million compared to $7.4 million provided in 1999. The June 30, 2000 amount represents the net increase in borrowing under Gothic's Credit Facility during the six months. The June 30, 1999 amount includes proceeds from Gothic's credit facility of $7.5 million, partially offset by the payment of $76,000 in bank and other loan fees.

CREDIT FACILITY

         On April 27, 1998, Gothic entered into a credit facility, with Bank One (the "Credit Facility"). The Credit Facility consists of a revolving line of credit, and had an initial Borrowing Base of $25,000,000. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base is redetermined at least semi-annually. Upon completion of the April 1, 2000 redetermination, the borrowing base was reduced to $15,000,000. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic whether currently owned or hereafter acquired. As of June 30, 2000, Gothic had $14.7 million outstanding under the Credit Facility.

         The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others, (i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of Gothic subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations,
(vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and (viii) a minimum interest coverage ratio of not less than 2.0 to 1.0 for each quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting distributions, loans or advances to third parties, subject to certain exceptions. If Gothic is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgments, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of Gothic. For the quarter ended March 31, 2000, Gothic failed to meet both the interest coverage ratio and the current ratio tests. The interest coverage ratio was 1.81 to 1.0 for the quarter, and the current ratio was .92 to 1.0 at March 31, 2000. Gothic requested and received a waiver of compliance with both covenants at March 31, 2000. At June 30, 2000 Gothic was in compliance with all covenants under the Credit Facility.

FUTURE CAPITAL REQUIREMENTS AND RESOURCES

         Gothic's capital requirements relate to the acquisition, exploration, enhancement, development and operation of natural gas and oil properties. In general, because the natural gas and oil reserves Gothic has acquired are depleted by production over time, the success of its business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, Gothic will be dependent upon acquiring or developing additional natural gas and oil properties or entering into joint natural gas and oil well development arrangements.

SUBSEQUENT EVENTS

         On June 30, 2000 Gothic announced it had reached an agreement with Chesapeake Energy Corporation to merge with a wholly owned subsidiary of Chesapeake, in exchange for 4,000,000 shares of Chesapeake's common stock.

         Gothic's previously announced plan of restructuring, which contemplated the redemption of Chesapeake's holding of Gothic's preferred and common stock for oil and gas properties and other considerations, the exchange of the $104,000,000 Senior Discount Notes in exchange for 94% of Gothic's equity and an equity rights offering of $15,000,000, have been terminated in anticipation of this transaction.

         Although the merger is subject to the completion of definitive documentation, normal regulatory approvals and a Gothic shareholder vote, both Boards of Directors have unanimously approved the transaction. Gothic plans to hold a special shareholder's meeting as soon as possible following completion of the SEC's review of a proxy statement, describing the transaction, which it anticipates filing in August 2000. Completion of the transaction is expected by year-end 2000.

         At June 30, 2000, Gothic had 18,685,765 common shares outstanding, plus employee and director options to purchase 4,435,000 shares, all of which are expected to be exercised on or before closing of the transaction. Of the outstanding shares, Chesapeake owns 2,394,125 shares and will not participate in the exchange for the 4,000,000 Chesapeake common shares to be received by Gothic's other shareholders.

         Gothic loaned $90,000 to certain employees and one director in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On July 11, 2000, the employees and the director of Gothic exercised 225,000 outstanding common stock options. The options were exercised upon the payment of $90,000 to Gothic.

         Gothic loaned $1,739,000 to certain employees, two officers and two directors in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On August 1, 2000 the individuals exercised an additional 4,165,000 outstanding common stock options. Of the total options exercised, 4,155,000 options were exercised upon payment of $1,739,500 to Gothic, and 10,000 options were exercised under the cashless exercise provisions of the option plan.

         Reflecting the exercise of these options, 45,000 common stock options remain outstanding under the Gothic stock option plans at August 4, 2000.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Notes 2 and 3 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations - General", "Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999", "Quarter Ended June 30, 2000 Compared with Quarter Ended June 30, 1999, "- Liquidity and Capital Resources." Such forward-looking statements relate to Gothic's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of Gothic to expand through acquisitions and to redeploy its equipment among regional operations, the ability of Gothic to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, its ability to obtain waivers from the bank under its Credit Facility and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. Such forward looking statements also relate to the completion of Gothic's merger with a subsidiary of Chesapeake Energy Corporation and its ability to restructure its balance sheet if the merger is not completed. The inability of Gothic to meet these objectives or the consequences on Gothic from adverse developments attempting to complete these objectives, or in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on Gothic. Gothic cautions readers that various risk factors described above and in Gothic's Annual Report on Form 10-KSB for the year ended December 31, 1999 could cause Gothic's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by Gothic and could adversely affect Gothic's financial condition and its ability to pursue its business strategy.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Gothic has involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", and does not use them for trading purposes. Gothic's objective is to hedge a portion of its exposure to price volatility from producing natural gas. These arrangements may expose Gothic to credit risk from its counterparty.

         In July 1999 Gothic entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which placed a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. The collar represented approximately 70% of Gothic's current daily natural gas production. Collar arrangements limit the benefits Gothic will realize if actual prices rise above the ceiling price. These arrangements provide for Gothic to exchange a floating market price for a fixed range contract price. Payments are made by Gothic when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeded the floating price. The commodity reference price for the contract was the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index.

         Additionally, in January 2000, Gothic entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge is in effect from April 2000 through October 2000. In February 2000, Gothic entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge was in effect for the months of April and May 2000. The commodity reference price for both contracts is the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index. If the open gas hedge noted above had been settled on June 30, 2000, Gothic would have recognized a loss of approximately $11.1 million.

         In August 1999, Gothic entered into a hedge agreement covering 10,000 barrels of oil per month at a fixed price of $20.10 per barrel. This hedge is in effect from September 1999 through August 2000. Gains and losses on such natural gas and oil contracts are reflected in revenues as price adjustments in the months of related production. If the open crude oil hedge noted above had been settled on June 30, 2000, Gothic would have recognized a loss of approximately $338,000.

ITEM 5 - OTHER EVENTS

         On June 30, 2000 Gothic announced it had reached an agreement with Chesapeake Energy Corporation to merge with a wholly owned subsidiary of Chesapeake, in exchange for 4,000,000 shares of Chesapeake's common stock.

         Gothic's previously announced plan of restructuring, which contemplated the redemption of Chesapeake's holding of Gothic's preferred and common stock for oil and gas properties and other considerations, the exchange of the $104,000,000 Senior Discount Notes in exchange for 94% of Gothic's equity and an equity rights offering of $15,000,000, have been terminated in anticipation of this transaction.

         Although the merger is subject to the completion of definitive documentation, normal regulatory approvals and a Gothic shareholder vote, both Boards of Directors have unanimously approved the transaction. Gothic plans to hold a special shareholder's meeting as soon as possible following completion of the SEC's review of a proxy statement, describing the transaction, which it anticipates filing in August 2000. Completion of the transaction is expected by year-end 2000.

         At June 30, 2000, Gothic had 18,685,765 common shares outstanding, plus employee and director options to purchase 4,435,000 shares, all of which are expected to be exercised on or before closing of the transaction. Of the outstanding shares, Chesapeake owns 2,394,125 shares and will not participate in the exchange for the 4,000,000 Chesapeake common shares to be received by Gothic's other shareholders.

         Gothic loaned $90,000 to certain employees and one director in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On July 11, 2000, the employees and the director of Gothic exercised 225,000 outstanding common stock options. The options were exercised upon the payment of $90,000 to Gothic.

         Gothic loaned $1,739,000 to certain employees, two officers and two directors in the form of a note payable to Gothic, at an interest rate of 6% per annum, due and payable on July 31, 2001. On August 1, 2000 the individuals exercised an additional 4,165,000 outstanding common stock options. Of the total options exercised, 4,155,000 options were exercised upon payment of $1,739,500 to Gothic, and 10,000 options were exercised under the cashless exercise provisions of the option plan.

         Reflecting the exercise of these options, 45,000 common stock options remain outstanding under the Gothic stock option plans at August 4, 2000.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  15 -    Letter Regarding Unaudited Interim Financial
                          Information

                  27 -    Financial Data Schedule

                  99 - Letter of Intent dated June 30, 2000 between Gothic Energy Corporation and Chesapeake Energy Corporation

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 2000, Gothic filed a Current Report on Form 8-K dated June 7, 2000, in response to
                  Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOTHIC ENERGY CORPORATION



Date:  August 4, 2000           By:      /s/ Michael Paulk
                                         ---------------------------------------
                                         MICHAEL PAULK,
                                         President, Chief Executive Officer


Date:  August 4, 2000           By:      /s/ Steven P. Ensz
                                         ---------------------------------------
                                         STEVEN P. ENSZ,
                                         Vice President of Finance, Chief
                                         Financial Officer


Date:  August 4, 2000           By:      /s/ Andrew McGuire
                                         ---------------------------------------
                                         ANDREW MCGUIRE,
                                         Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  15  -        Letter Regarding Unaudited Interim Financial Information

  27  -        Financial Data Schedule

  99  -        Letter of Intent dated June 30, 2000 between Gothic Energy
               Corporation and Chesapeake Energy Corporation