Form 10-Q
period 2000-09-30
GOTHIC ENERGY CORP
filed 2000-11-13
CIK 878482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period from           to          .
                                       ---------    ---------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2000, 23,305,094 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                            GOTHIC ENERGY CORPORATION
                          GOTHIC PRODUCTION CORPORATION


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                              PAGE
     ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Unaudited Balance Sheet
     December 31, 1999 and September 30, 2000 .............................     3

     Consolidated Unaudited Statement of Operations
     Nine months ended September 30, 1999 and 2000 ........................     4

     Consolidated Unaudited Statement of Operations
     Three months ended September 30, 1999 and 2000 .......................     5

     Consolidated Unaudited Statement of Cash Flows
     Nine months ended September 30, 1999 and 2000 ........................     6

     Notes to Unaudited Consolidated Financial Statements .................     7


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis or Plan of Operation ............    11

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS ..    15


PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ............................    16


     SIGNATURES ...........................................................    17

                         PART I - FINANCIAL INFORMATION

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except par value and share data)



                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                       1999             2000
                                                                   ------------     ------------
                                                                                    (unaudited)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $      2,583     $      2,239
  Restricted cash (1)                                                        --           10,584
  Natural gas and oil receivables                                         8,163           15,185
  Receivable from officers and employees                                     77            1,850
  Other                                                                     624              412
                                                                   ------------     ------------
  TOTAL CURRENT ASSETS                                                   11,447           30,270

PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized                                          258,818          273,682
    Unproved properties not subject to amortization                       5,473            6,233
  Equipment, furniture and fixtures                                       6,123            6,339
  Accumulated depreciation, depletion and amortization                  (54,170)         (69,602)
                                                                   ------------     ------------
PROPERTY AND EQUIPMENT, NET                                             216,244          216,652
OTHER ASSETS, NET                                                        10,706            9,141
                                                                   ------------     ------------
TOTAL ASSETS                                                       $    238,397     $    256,063
                                                                   ============     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable trade                                           $      4,630     $      3,041
  Revenues payable                                                        6,047            6,093
  Accrued interest expense                                                4,357           11,000
  Other accrued liabilities                                                 893              355
  Current portion long-term debt                                             --           14,723
                                                                   ------------     ------------
TOTAL CURRENT LIABILITIES                                                15,927           35,212

LONG-TERM DEBT, NET                                                     319,857          318,751
GAS IMBALANCE AND OTHER LIABILITIES                                       3,648            3,322

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B Preferred Stock, Par Value, $.05, authorized 165,000
     shares; 59,216 and 64,722 shares issued and outstanding             45,612           52,666
  Common stock, par value $.01, authorized 100,000,000 shares;
     18,685,765 and 23,305,094 shares issued and outstanding                187              233
  Additional paid in capital                                             42,987           44,830
  Accumulated deficit                                                  (189,821)        (198,951)
                                                                   ------------     ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (101,035)        (101,222)
                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    238,397     $    256,063
                                                                   ============     ============

(1)  See "Credit Facility" page 15



                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)



                                                            FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------
                                                                1999         2000
                                                              --------     --------
REVENUES:
  Natural gas and oil sales                                   $ 36,973     $ 53,107
  Well operations                                                1,853        2,016
                                                              --------     --------

    TOTAL REVENUES                                              38,826       55,123

COSTS AND EXPENSES:
  Lease operating expense                                        7,078        7,830
  Depreciation, depletion and amortization                      16,108       15,572
  General and administrative expense                             3,062        3,216
  Investment banking and related fees                               --        1,091
                                                              --------     --------

Operating income                                                12,578       27,414
Interest expense and amortization of debt issuance costs       (28,200)     (29,631)
Interest and other income                                          855          141
                                                              --------     --------

NET LOSS                                                       (14,767)      (2,076)

PREFERRED DIVIDEND ($90.08 AND $90.17 PER PREFERRED SHARE)       5,029        5,668
PREFERRED DIVIDEND - AMORTIZATION OF PREFERRED DISCOUNT          1,385        1,386
                                                              --------     --------

NET LOSS AVAILABLE FOR COMMON SHARES                          $(21,181)    $ (9,130)
                                                              ========     ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                  $  (1.27)    $  (0.46)
                                                              ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      16,683       19,742
                                                              ========     ========




                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)



                                                            FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            --------------------------
                                                                1999         2000
                                                              --------     --------
REVENUES:
  Natural gas and oil sales                                   $ 13,556     $ 21,244
  Well operations                                                  594          660
                                                              --------     --------

    TOTAL REVENUES                                              14,150       21,904

COSTS AND EXPENSES:
  Lease operating expense                                        2,477        3,387
  Depreciation, depletion and amortization                       5,456        5,597
  General and administrative expense                             1,078        1,240
  Investment banking and related fees                               --          306
                                                              --------     --------

Operating income                                                 5,139       11,374
Interest expense and amortization of debt issuance costs        (9,473)     (10,141)
Interest and other income                                           38           92
                                                              --------     --------

NET INCOME (LOSS)                                               (4,296)       1,325

PREFERRED DIVIDEND ($30.24 AND $30.18 PER PREFERRED SHARE)       1,738        1,953
PREFERRED DIVIDEND - AMORTIZATION OF  PREFERRED DISCOUNT           462          462
                                                              --------     --------

NET LOSS AVAILABLE FOR COMMON SHARES                          $ (6,496)    $ (1,090)
                                                              ========     ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                  $  (0.37)    $  (0.05)
                                                              ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      17,463       21,830
                                                              ========     ========



                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -------------------------
                                                            1999         2000
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $(14,767)    $ (2,076)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation, depletion and amortization                16,108       15,572
    Amortization of discount and loan costs                  1,247        1,367
    Accretion of interest on discount notes                  7,118        7,895

CHANGES IN ASSETS AND LIABILITIES:
    Increase in accounts receivable                         (1,951)      (8,795)
    (Increase) decrease in other current assets                (49)         212
     Decrease  in accounts and revenues payable             (1,365)      (1,543)
    Increase in accrued liabilities                          7,670        6,105
    Decrease in gas imbalance liability                         --         (326)
    Decrease in other assets                                    --          197
                                                          --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   14,011       18,608

NET CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment             2,117        1,877
    Purchase of property and equipment                      (4,643)        (838)
    Property development costs                             (14,403)     (17,019)
                                                          --------     --------

NET CASH USED BY INVESTING ACTIVITIES                      (16,929)     (15,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                      21,000       13,473
    Payments of long-term borrowings                       (17,000)      (7,750)
    Proceeds from exercise of stock options                     --        1,739
    Proceeds from exercise of stock warrants                    --          150
    Payment of loan fees                                       (78)          --
    Other                                                     (347)          --
                                                          --------     --------


NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,575        7,612

NET CHANGE IN CASH AND CASH EQUIVALENTS                        657       10,240
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,289        2,583
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  2,946     $ 12,823
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                  $ 13,297     $ 13,727
                                                          ========     ========



                             See accompanying notes

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS -- The consolidated financial statements include the accounts of Gothic Energy Corporation, a "holding company", and its subsidiary, Gothic Production Corporation ("Gothic Production") since its formation in April of 1998, (collectively referred to as "Gothic"). All significant intercompany balances and transactions have been eliminated. Gothic is an independent energy company engaged, through its operating subsidiary, in the exploration, development, acquisition and production of onshore natural gas reserves, principally in the Mid-Continent region of the United States. Substantially all of Gothic's natural gas and oil production is being sold regionally in the "spot market" or under short-term contracts, not extending beyond twelve months.

     PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The December 31, 1999 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with Gothic's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     In the opinion of management of Gothic, the accompanying financial statements contain all adjustments, none of which were other than normal recurring accruals, necessary to present fairly the financial position of Gothic as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 1999 and 2000. The results of operations for the 2000 period are not necessarily indicative of the results of operations to be expected for the full year.

     LOSS PER COMMON SHARE -- Net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share and diluted weighted average shares, which are used in computing diluted loss per share because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 19,615,000 and 14,761,000 shares were outstanding as of September 30, 1999 and 2000, respectively, and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

     HEDGING ACTIVITIES -- In July 1999 Gothic entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which placed a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. Collar arrangements limit the benefits Gothic will realize if actual prices rise above the ceiling price. These arrangements provide for Gothic to exchange a floating market price for a fixed range contract price. Payments are made by Gothic when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract was the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index. In August 1999, Gothic entered into a hedge agreement covering 10,000 barrels of oil per month at a price of $20.10 per barrel. This hedge was in effect from September 1999 through August 2000. Gain and losses on such natural gas and oil contracts are reflected in revenues when the natural gas or crude oil is sold.

Additionally, in January 2000, Gothic entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge was in effect from April 2000 through October 2000. In February 2000, Gothic entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge was in effect for the months of April and May 2000. The commodity price for both contracts was the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

In September 2000, Gothic entered into hedge contracts for the months of November and December 2000, for 60,000 MMBTU per day at a price of $4.88 and $5.00, respectively. The commodity price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. Hedging activities reduced third quarter 2000 realized prices by $1.23 per Mcf and $11.07 per barrel, and reduced natural gas and oil sales by $8.1 million. Hedging activities reduced the nine months ended September 30, 2000 realized prices by $0.62 per Mcf and $7.23 per barrel, and reduced natural gas and oil sales by $12.9 million. If the open gas hedges noted above had been settled on September 30, 2000, Gothic would have recognized a loss of approximately $4.9 million.

     RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS -- In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters beginning after June 15, 2000 (January 1, 2001 for Gothic). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Gothic is evaluating the impact on its financial position and results of operations of adopting FAS 133.

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

     On September 8, 2000 Gothic and Chesapeake Energy Corporation executed a definitive merger agreement, and Gothic has scheduled a special meeting of shareholders to vote on the merger on December 12, 2000. The merger will result in Gothic becoming a wholly owned subsidiary of Chesapeake, with Gothic's common shareholders, excluding shareholdings of Chesapeake, receiving 4,000,000 shares of Chesapeake in exchange for their Gothic shares. On November 2, 2000, Gothic mailed to its shareholders of record on October 20, 2000, a definitive proxy statement/prospectus soliciting the vote of security holders at the meeting to be held on December 12, 2000. If the merger is completed, based on the number of shares of Gothic common stock outstanding on the date of the proxy statement/ prospectus, Gothic shareholders will receive 0.1908 of one share of Chesapeake common stock for each share of Gothic common stock. The merger will be completed after shareholder approval and other closing conditions have been fulfilled. It is presently expected that this will occur in January 2001.

NOTE 3. SUMMARIZED FINANCIAL INFORMATION

     Gothic Production Corporation was organized in March 1998 as a wholly owned subsidiary of Gothic Energy. On April 27, 1998, Gothic Energy transferred to Gothic Production its ownership in all its natural gas and oil properties. Following is the summarized financial information related to Gothic as of September 30, 2000 and for the nine month and three month periods ended September 30, 1999 and September 30, 2000. (in thousands):

                                                    As of December 31, 1999
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Current assets                   $     --             $ 11,447               $ 11,447
Non-current assets                  1,772(1)           225,178                226,950
Current liabilities                    --               15,927                 15,927
Non-current liabilities            75,857(2)           247,648                323,505

                                                    As of September 30, 2000
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Current assets                   $     --             $ 30,270               $ 30,270
Non-current assets                  1,562(1)           224,231                225,793
Current liabilities                    --               35,212                 35,212
Non-current liabilities            83,751(2)           238,322                322,073

                                         For the nine months ended September 30, 1999
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Total revenues                   $     --             $ 38,826               $ 38,826
Operating costs and
   expenses                            --               26,248                 26,248
Interest expense and
   amortization of debt
   issuance cost                    7,329               20,871                 28,200
Net loss                           (7,329)              (7,438)               (14,767)

                                          For the nine months ended September 30, 2000
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Total revenues                   $     --             $ 55,123               $ 55,123
Operating costs and
   expenses                            --               27,709                 27,709
Interest expense and
   amortization of debt
   issuance cost                    8,103               21,528                 29,631
Net income (loss)                  (8,103)               6,027                 (2,076)

                                          For the three months ended September 30, 1999
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Total revenues                   $     --             $ 14,150               $ 14,150
Operating costs and
   expenses                            --                9,011                  9,011
Interest expense and
   amortization of debt
   issuance cost                    2,515                6,958                  9,473
Net loss                           (2,515)              (1,781)                (4,296)

                                        For the three months ended September 30, 2000
                                ---------------------------------------------------------------
                                Gothic Energy     Gothic Production   Gothic Energy Corporation
                                 Corporation        Corporation          Consolidated
                                -------------     -----------------   -------------------------
Total revenues                   $    --              $21,904                $21,904
Operating costs and
   expenses                           --               10,530                 10,530
Interest expense and
   amortization of debt
   issuance cost                   2,862                7,279                 10,141
Net income (loss)                 (2,862)               4,187                  1,325


(1) Includes unamortized debt issuance costs.

(2) Includes 14 1/8% Senior Secured Discount Notes

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A DISCUSSION OF OUR RESULTS OF OPERATIONS

GENERAL

     As a consequence of Gothic's holding company structure, all of Gothic's natural gas and oil acquisition, development, exploitation, exploration and production activities are conducted through Gothic Production, the wholly owned operating subsidiary of Gothic. The sole material asset of Gothic, the parent corporation, is the outstanding capital stock of Gothic Production. During the nine months ended September 30, 2000, the parent corporation had approximately $8.1 million of interest expense and related note amortization costs on its outstanding 14-1/8% Senior Secured Discount Notes due 2006 (the "Discount Notes"). Additionally, it recognized $7.1 million in preferred dividends and amortization of preferred discount on its Series B Convertible Preferred Stock during the nine months ended September 30, 2000.

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

     The following table reflects certain summary operating data for the periods presented:

   RESULTS OF OPERATIONS

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                   ------------------------    ------------------------
                                                      1999          2000          1999          2000
                                                   ----------    ----------    ----------    ----------
Net Production:
   Oil (MBbls)                                             45            29           120           108
   Natural gas (MMcf)                                   6,104         6,879        18,995        19,520
   Natural gas equivalent (MMcfe)                       6,374         7,053        19,715        20,168

Oil and Natural Gas Sales:
   Oil                                             $      858    $      584    $    1,903    $    2,306
   Natural gas                                         12,698        20,660        35,070        50,801
                                                   ----------    ----------    ----------    ----------
   Total                                           $   13,556    $   21,244    $   36,973    $   53,107
                                                   ==========    ==========    ==========    ==========

Average Sales Price:(1)
   Oil (Bbl)                                       $    19.07    $    20.14    $    15.86    $    21.35
   Natural gas (Mcf)                                     2.08          3.00          1.85          2.60
   Natural gas equivalent (Mcfe)                         2.13          3.01          1.88          2.63

Expenses ($ per Mcfe):
   Lease operating(2)                              $     0.22    $     0.19    $     0.22    $     0.19
   General and administrative                            0.17          0.18          0.16          0.16
   Depreciation, depletion and amortization(3)           0.86          0.77          0.82          0.75

----------

(1) Includes the effect of hedging activity (see Item 3 and Note 1 of Notes to Unaudited Consolidated Financial Statements).

(2)  These amounts exclude production taxes.

(3)  These amounts represent depletion of natural gas and oil properties only.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues were $55.1 million for the nine months ended September 30, 2000, as compared to $38.8 million for the nine months ended September 30, 1999. This represents a 42% increase in total revenue for the period. Natural gas and oil sales for the nine months ended September 30, 2000 increased $16.1 million (44%) to $53.1 million, with $2.3 million from oil sales and $50.8 million from natural gas sales, as compared to natural gas and oil sales of $37.0 million for the nine months ended September 30, 1999, with $1.9 million from oil sales and $35.1 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of higher commodity prices within the industry during 2000. Of the $16.1 million increase in comparable natural gas and oil sales, approximately $15.2 million was the result of the higher natural gas and oil prices and approximately $900,000 was the result of increased natural gas volumes. Oil sales in 2000 were based on the sale of 108,000 barrels at an average price of $21.35 per barrel as compared to 120,000 barrels at an average price of $15.86 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 19,520,000 Mcf at an average price of $2.60 per Mcf compared to 18,995,000 Mcf at an average price of $1.85 per Mcf in 1999.

     Gothic incurred lease-operating expenses for the nine months ended September 30, 2000 of $7.8 million compared with lease operating expenses of $7.1 million for the nine months ended September 30, 1999. Lease operating expenses include approximately $4.1 million and $2.7 million, in production taxes, which Gothic incurred from its share of production in each of 2000 and 1999. The 2000 production taxes were reduced by approximately $625,000 for tax rebates for which Gothic is eligible. In addition to the production tax rebates, lease-operating expenses as a percentage of natural gas and oil sales were lower in 2000 due to efficiencies realized from the use of Gothic's telemetry equipment, lower compressor charges, and the effect of certain gas balancing adjustments made in the 1999 period. Total lease operating expenses (including production taxes) as a percentage of natural gas and oil sales were 15% in 2000 as compared to 19% in 1999.

     Depreciation, depletion and amortization expense was $15.6 million for the nine months ended September 30, 2000 as compared to $16.1 million for the nine months ended September 30, 1999. The decrease resulted primarily from an increase in Gothic's reserve base caused by higher commodity prices in 2000, which in turn lowered Gothic's depletion rate.

     General and administrative costs were $3.2 million for the nine months ended September 30, 2000, as compared to $3.1 million for the nine months ended September 30, 1999. General and administrative costs per Mcfe were $0.16 in both the 2000 and 1999 periods.

     Interest and debt issuance costs were $29.6 million for the nine months ended September 30, 2000 as compared to $28.2 million for 1999. The increase primarily relates to interest and the amortization of costs associated with the 14 1/8% Senior Secured Discount Notes issued as part of Gothic's recapitalization in April 1998, and increased amounts paid under Gothic's credit facility during 2000. Gothic incurred interest costs of $19.6 million related to the 11 1/8% Senior Secured Notes, $7.9 million related to the 14 1/8% Senior Secured Discount Notes, $762,000 with Bank One, Texas, N.A. and $1.4 million as amortization of loan costs.

     Gothic earned $141,000 in interest and other income during the nine months ended September 30, 2000 compared to $855,000 in 1999. The 1999 amount includes $720,000 from the sale of seismic data.

     Gothic also incurred $7.1 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the nine months ended September 30, 2000, compared to $6.4 million in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues were $21.9 million for the three months ended September 30, 2000, as compared to $14.2 million for the three months ended September 30, 1999. This represents a 54% increase in total revenue for the period. Natural gas and oil sales for the three months ended September 30, 2000 increased

$7.7 million (57%) to $21.2 million, with $584,000 from oil sales and $20.7 million from natural gas sales, as compared to natural gas and oil sales of $13.6 million for the three months ended September 30, 1999, with $858,000 from oil sales and $12.7 million from natural gas sales. The increase in natural gas and oil sales was primarily the result of an increase in natural gas and oil prices within the industry during the 2000 period. Oil sales in 2000 were based on the sale of 29,000 barrels at an average price of $20.14 per barrel as compared to 45,000 barrels at an average price of $19.07 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 6,879,000 Mcf at an average price of $3.00 per Mcf compared to 6,104,000 Mcf at an average price of $2.08 per Mcf in 1999.

     Gothic incurred lease-operating expenses for the three months ended September 30, 2000 of $3.4 million compared with lease operating expenses of $2.5 million for the three months ended September 30, 1999. Lease operating expenses include approximately $2.0 million and $1.1 million, in production taxes, which Gothic incurred from its share of production in 2000 and 1999. Total lease operating expenses (including production taxes) as a percentage of natural gas and oil sales were 16% in 2000 as compared to 18% in 1999.

     Depreciation, depletion and amortization expense was $5.6 million for the three months ended September 30, 2000, compared to $5.5 million for the three months ended September 30, 1999.

     General and administrative costs were $1.2 million for the three months ended September 30, 2000, as compared to $1.1 million for the three months ended September 30, 1999. General and administrative costs per Mcfe increased from $0.17 in 1999 to $0.18 in 2000.

     Interest and debt issuance costs were $10.1 million for the three months ended September 30, 2000 as compared to $9.5 million for 1999. The increase primarily relates to interest and the amortization of costs associated with the 14 1/8% Senior Secured Discount Notes issued as part of Gothic's recapitalization in April 1998, and increased interest amounts paid under Gothic's credit facility during 2000. Gothic incurred interest costs of $6.5 million related to the 11 1/8% Senior Secured Notes, $2.8 million related to the 14 1/8% Senior Secured Discount Notes, $352,000 with Bank One, Texas, N.A. and $460,000 as amortization of loan costs.

     Gothic earned $92,000 in interest and other income during the three months ended September 30, 2000 compared to $38,000 in 1999.

     Gothic also incurred $2.4 million in preferred dividends and amortization of preferred discount costs on its Series B Preferred Stock during the three months ended September 30, 2000, compared to $2.2 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Since 1994, Gothic's principal sources of cash have been bank borrowings, the sale of equity and debt securities and cash flow from operations. The following summary table reflects comparative cash flows for Gothic for the nine months ended September 30, 1999 and 2000:

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              -----------------
                                               1999       2000
                                             -------    -------
                                               (IN THOUSANDS)
Net cash provided by operating activities    $14,011    $18,608
Net cash used in investing activities         16,929     15,980
Net cash provided by financing activities      3,575      7,612

     Net cash provided by operations was $18.6 million for the nine months ended September 30, 2000 as compared to net cash provided of $14.0 million for the same period in 1999. The operating cash flows for the nine months ended September 30, 2000 reflect the increase in income from operations resulting from higher commodity prices, partially offset by changes in working capital.

     Gothic used $16.0 million of net cash in investing activities for the nine months ended September 30, 2000 compared to net cash used of $16.9 million for the same period in 1999. The 2000 amount includes well enhancement costs of approximately $17.0 million and approximately $838,000 in cash paid for property acquisitions and equipment, offset by approximately $1.9 million received from the sale of certain properties. The 1999 cash used for investing activities includes property development costs of approximately $14.4 million and approximately $4.6 million in cash paid for property acquisitions. These uses were partially offset by proceeds of $2.1 million received from the sale of substantially all of Gothic's Johnson Ranch operations.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $7.6 million compared to $3.6 million provided in 1999. The 2000 amount includes net proceeds from Gothic's credit facility of $5.7 million, along with $1.7 million in proceeds from the exercise of stock options and $150,000 from the exercise of stock warrants. The September 30, 1999 amount includes net proceeds from Gothic's credit facility of $4.0 million, partially offset by the payment of $78,000 in bank and other loan fees, and $347,000 in other costs.

OUTSTANDING INDEBTEDNESS AND OTHER SECURITIES

CREDIT FACILITY.

     On April 27, 1998, Gothic entered into a credit facility, with Bank One (the "Credit Facility"). The Credit Facility consists of a revolving line of credit, and had an initial Borrowing Base of $25,000,000. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The Borrowing Base is redetermined at least semi-annually. Upon completion of the April 1, 2000 redetermination, the borrowing base was reduced to $15,000,000. The principal is due at maturity, April 30, 2001. Interest is payable monthly calculated at the Bank One Base Rate, as determined from time to time by Bank One. Gothic may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the Borrowing Base). Gothic is required to pay a commitment fee on the unused portion of the Borrowing Base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic whether currently owned or hereafter acquired. As of September 30, 2000, Gothic had $14.7 million outstanding under the Credit Facility, and as of November 10, 2000 had $11.2 million outstanding.

     The Credit Facility requires, among other things, semi-annual engineering reports covering oil and natural gas reserves on the basis of which semi-annual and other redeterminations of the borrowing base and monthly commitment reduction are made. The Credit Facility, as amended on May 7, 1999, also includes various affirmative and negative covenants, including, among others,
(i) prohibitions against additional indebtedness unless approved by the lenders, subject to certain exceptions, (ii) prohibitions against the creation of liens on the assets of Gothic subject to certain exceptions, (iii) prohibitions against cash dividends, (iv) prohibitions against hedging positions unless consented to by Bank One, (v) prohibitions on asset sales, subject to certain exceptions, (vi) restrictions on mergers or consolidations, (vii) a requirement to maintain a ratio of current assets to current liabilities of 1.0 to 1.0, and
(viii) a minimum interest coverage ratio of not less than 2.0 to 1.0 for each quarter starting with the quarter ending March 31, 2000. The Credit Facility includes covenants prohibiting distributions, loans or advances to third parties, subject to certain exceptions. If Gothic is required to purchase or redeem any portion of the 11 1/8% Senior Secured Notes, or if any portion of the 11 1/8% Senior Secured Notes become due, the Borrowing Base is subject to reduction. Gothic is required to escrow interest payments due on the Senior Secured Notes at such times as its borrowings under the Credit Facility equal or exceed 75% of the Borrowing Base. Events of default include the non-payment of principal, interest or fees, a default under other outstanding indebtedness, a breach of the representations and warranties contained in the loan agreement, material judgments, bankruptcy or insolvency, a default under certain covenants not cured within a grace period, and a change in the management or control of Gothic. For the quarter ended March 31, 2000, Gothic failed to meet both the interest coverage ratio and the current ratio tests. The interest coverage ratio was 1.81 to 1.0 for the quarter, and the current ratio was .92 to 1.0 at March 31, 2000. Gothic requested and received a waiver of compliance with both covenants at March 31, 2000. At September 30, 2000 Gothic was in compliance with all covenants under the Credit Facility.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     With the exception of historical matters, the matters discussed in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the matters described below, as well as Notes 2 and 3 to Notes to Consolidated Financial Statements herein, "Item 2. Management's Discussion and Analysis or Plan of Operations - General", "Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999", "Quarter Ended September 30, 2000 Compared with Quarter Ended September 30, 1999, "- Liquidity and Capital Resources." Such forward-looking statements relate to Gothic's ability to attain and maintain profitability and cash flow, the stability of and future prices for oil and gas, the ability of Gothic to expand through acquisitions and to redeploy its equipment among regional operations, the ability of Gothic to complete the proposed merger with Chesapeake Energy Corporation, the ability of Gothic to raise additional capital to meet its requirements and to obtain additional financing, its ability to successfully implement its business strategy, its ability to obtain waivers from the bank under its Credit Facility when required, and its ability to maintain compliance with the covenants of its various loan documents and other agreements pursuant to which securities have been issued. Such forward looking statements also relate to the completion of Gothic's merger with a subsidiary of Chesapeake Energy Corporation and its ability to restructure its balance sheet if the merger is not completed. The inability of Gothic to meet these objectives or the consequences on Gothic from adverse developments attempting to complete these objectives, or in general economic conditions, adverse developments in the oil and gas industry, and other factors could have a material adverse effect on Gothic. Gothic cautions readers that various risk factors described above and in Gothic's Annual Report on Form 10-KSB for the year ended December 31, 1999 could cause Gothic's operating results and financial condition to differ materially from those expressed in any forward-looking statements made by Gothic and could adversely affect Gothic's financial condition and its ability to pursue its business strategy.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Gothic has involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", but does not use them for trading purposes. Gothic's objective is to hedge a portion of its exposure to price volatility from selling natural gas and oil. These arrangements may expose Gothic to credit risk from its counterparty.

     In July 1999 Gothic entered into a costless collar agreement with respect to the production of 50,000 MMBTU per day during the period of November 1999 through March 2000, which placed a floor of $2.30 per MMBTU and a ceiling of $3.03 per MMBTU. Collar arrangements limit the benefits Gothic will realize if actual prices rise above the ceiling price. These arrangements provide for Gothic to exchange a floating market price for a fixed range contract price. Payments are made by Gothic when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract was the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index. In August 1999, Gothic entered into a hedge agreement covering 10,000 barrels of oil per month at a price of $20.10 per barrel. This hedge was in effect from September 1999 through August 2000. Gain and losses on such natural gas and oil contracts are reflected in revenues when the natural gas or crude oil is sold.

Additionally, in January 2000, Gothic entered into a hedge agreement covering 50,000 MMBTU per day at a fixed price of $2.435 per MMBTU. This hedge was in effect from April 2000 through October 2000. In February 2000, Gothic entered into a hedge agreement covering 20,000 MMBTU per day at a fixed price of $2.535 per MMBTU for April 2000 and $2.555 per MMBTU for May 2000. This hedge was in effect for the months of April and May 2000. The commodity price for both contracts was the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index.

In September 2000, Gothic entered into hedge contracts for the months of November and December 2000, for 60,000 MMBTU per day at a price of $4.88 and $5.00, respectively. The commodity price for both contracts is the Panhandle Eastern Pipeline Company, Texas, Oklahoma Mainline Index. Hedging activities reduced third quarter 2000 realized prices by $1.23 per Mcf and $11.07 per barrel, and reduced natural gas and oil sales by $8.1 million. Hedging activities reduced the nine months ended September 30, 2000 realized prices by $0.62 per Mcf and $7.23 per barrel, and reduced natural gas and oil sales by $12.9 million. If the open gas hedges noted above had been settled on September 30, 2000, Gothic would have recognized a loss of approximately $4.9 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K

         During the quarter ended September 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOTHIC ENERGY CORPORATION



Date:  November 13, 2000               By:  /s/ Michael Paulk
                                            ----------------------------------
                                            MICHAEL PAULK,
                                            President, Chief Executive Officer


Date:  November 13, 2000               By:  /s/ Steven P. Ensz
                                            ----------------------------------
                                            STEVEN P. ENSZ,
                                            Vice President of Finance, Chief
                                            Financial Officer


Date:  November 13, 2000               By:  /s/ Andrew McGuire
                                            ----------------------------------
                                            ANDREW MCGUIRE,
                                            Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
   27                  Financial Data Schedule