Form 10-K405
period 2000-12-31
GOTHIC ENERGY CORP
filed 2001-03-29
CIK 878482

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
Mark One:
         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934.

         For the fiscal year ended DECEMBER 31, 2000; or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from __________ to __________.

                           COMMISSION FILE NO. 0-19753

                            GOTHIC ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            OKLAHOMA                                           22-2663839
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                             (IRS Employer
  Incorporation or Organization)                           Identification No.)

               6100 NORTH WESTERN - OKLAHOMA CITY, OKLAHOMA 73118
--------------------------------------------------------------------------------
                (Address of Principal Executive Offices)  (Zip Code)

                                 (405) 848-8000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None.

   Securities Registered Pursuant to Section 12(g) of the Exchange Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The registrant meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form in the reduced disclosure format.

    As of March 23, 2001, 1,000 shares of the Registrant's common stock were outstanding, all of which were owned by Chesapeake Energy Corporation.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                                  PART I
           Item 1.     Description of Business                                                   3
           Item 2.     Description of Property                                                  12
           Item 3.     Legal Proceedings                                                        13
           Item 4.     Submission of Matters to a Vote of Security Holders                      13

                                                  PART II
           Item 5.     Market for Common Equity and Related Security Holder Matters             14
           Item 6.     Selected Financial Data                                                  14
           Item 7.     Management's Discussion and Analysis or Plan of Operation                14
           Item 8.     Financial Statements                                                     15
           Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure      15

                                                  PART III
           Item 10.    Directors,   Executive  Officers,  Promoters  and  Control  Persons;     16
                       Compliance With Section 16(a) of the Exchange Act
           Item 11.    Executive Compensation                                                   16
           Item 12.    Security Ownership of Certain Beneficial Owners and Management           16
           Item 13.    Certain Relationships and Related Transactions                           16


                                                  PART IV
           Item 14.    Exhibits and Reports on Form 8-K                                         16

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

    Gothic Energy Corporation (the "Company" or "Gothic Energy") is a holding company which owns all of the outstanding capital stock of Gothic Production Corporation ("Gothic Production"). Gothic Energy and Gothic Production are referred to collectively as "Gothic." Through January 15, 2001, Gothic Production was an independent energy company engaged in the exploration, development, acquisition and production of natural gas and oil.

    On January 16, 2001, Gothic Energy merged with Chesapeake Merger 2000 Corp., a wholly owned subsidiary of Chesapeake Energy Corporation ("Chesapeake"). Gothic was the surviving corporation in the merger and as a result of the merger Gothic became a wholly owned subsidiary of Chesapeake. Chesapeake had previously acquired all of Gothic's Series B Preferred Stock, substantially all of Gothic's 14 1/8% Senior Secured Discount Notes, and $31.6 million of Gothic's Senior Secured Notes. Chesapeake has not assumed any payment obligations with respect to the remaining notes after the merger. This report is being filed to fulfill Gothic's obligations under provisions of the indentures for the notes.

    As of December 31, 2000, Gothic had proved reserves of 290.9 bcf of natural gas and 1.8 mmbbls of oil (301.5 bcfe), with a PV-10 of approximately $1.3 billion as estimated by Gothic's independent petroleum engineers. These reserves, of which 85% were classified as proved developed, had an estimated average reserve life of approximately 10.5 years and 96% were natural gas. Gothic's natural gas and oil reserves and acreage are principally located in the Anadarko, Arkoma and Permian/Delaware basins, which are historically prolific basins with multiple producing horizons and long-lived reserves. These basins generally provide significant development and exploitation potential through low-risk infill drilling and the implementation of new workover, drilling and recompletion technologies.

    At December 31, 2000, Gothic held an interest in approximately 480,000 gross acres (approximately 229,000 net acres) and had an interest in 903 gross wells (481 net wells). Gothic serves as operator of 564 of the wells in which it has an interest. After January 16, 2001, Chesapeake assumed operations of all wells previously operated by Gothic. Operated wells accounted for approximately 62% of the PV-10 value of Gothic's proved reserves as of December 31, 2000. For the year ended December 31, 2000, Gothic had revenues of $85.7 million, EBITDA of $68.5 million and a net income of $6.1 million.

    A glossary is included at the end of this Item 1. It defines units of measurement and industry terms used throughout this report.

VOLUMES, REVENUE, PRICES AND PRODUCTION COSTS

    The following table sets forth certain information regarding the production volumes, revenues, average prices received and average production costs associated with Gothic's sale of natural gas and oil for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                            1998             1999             2000
                                                         ----------       ----------       ----------
NET PRODUCTION:
   Oil (Mbls) ....................................              257              158              135
   Natural gas (Mmcf) ............................           24,455           25,477           26,309
   Natural gas equivalent (Mmcfe) ................           25,997           26,425           27,119

OIL AND NATURAL GAS SALES(000S):
   Oil ...........................................       $    3,469       $    2,671       $    3,062
   Natural gas ...................................           47,245           50,296           80,003
                                                         ----------       ----------       ----------
   Total .........................................       $   50,714       $   52,967       $   83,065
                                                         ==========       ==========       ==========
AVERAGE SALES PRICE: (1)
   Oil (Bbl) .....................................       $    13.50       $    16.91       $    22.68
   Natural gas (Mcf) .............................             1.93             1.97             3.04
   Natural gas equivalent (Mcfe) .................             1.95             2.00             3.06

EXPENSES (PER MCFE):
   Lease operating (2) ...........................       $     0.33       $     0.22       $     0.19
   General and administrative ....................             0.14             0.18             0.17
   Depreciation, depletion and
      amortization (3) ...........................             0.91             0.77             0.81

(1) Includes the effect of hedging activity (see Item 7A and Note 1 of Notes to Consolidated Financial Statements)

(2) These amounts exclude production taxes.

(3) These amounts represent depreciation, depletion and amortization of oil and natural gas properties only.

NATURAL GAS AND OIL RESERVES

    The following table sets forth certain information on the total proved natural gas and oil reserves, and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 2000 for Gothic based on the report of Lee Keeling and Associates, Inc. The calculations, which Lee Keeling and Associates, Inc. used in preparing its report, were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission guidelines.

                                                                     AS OF DECEMBER 31, 2000
                                     ---------------------------------------------------------------------------------
                                                                                   NATURAL GAS
                                       NATURAL GAS               OIL               EQUIVALENT               PV-10%
                                     ---------------       ---------------       ---------------       ---------------
                                         (Mmcf)                (Mbbls)              (Mmcfe)            ($ in thousands)

Proved developed reserves.........           245,472                 1,567               254,874       $     1,043,978
Proved undeveloped reserves.......            45,435                   201                46,641               222,525
                                     ---------------       ---------------       ---------------       ---------------
         Total proved reserved....           290,907                 1,768               301,515       $     1,266,503
                                     ===============       ===============       ===============       ===============

    Prices used in calculating future net revenue of proved reserves as of December 31, 2000 and related PV-10 were $10.19 per Mcf of natural gas and $26.54 per barrel of oil based on weighted average prices at December 31, 2000. These prices were based on the adjusted cash spot price for natural gas and oil at December 31, 2000. These prices are significantly higher than the average natural gas and oil price ($5.88 per Mcf and $25.00 per barrel) received by Gothic during December 2000, and the prices Gothic expects to receive during 2001. Gothic has not filed any estimates of proved natural gas and oil reserves with any federal authority or agency other than the Securities and Exchange Commission.

PRINCIPAL AREAS OF OPERATIONS

    The following table sets forth the principal areas of operation and estimated proved natural gas and oil reserves, PV-10 of the estimated future net revenues and percent of total PV-10 of Gothic at December 31, 2000.

                                           OIL AND           NATURAL         NATURAL GAS                         % OF TOTAL
                 FIELD                   CONDENSATE            GAS           EQUIVALENT           PV-10%            PV-10%
-------------------------------------   -------------     -------------     -------------    ----------------   -------------
                                           (MBBLS)            (MMCF)           (MMCFE)       ($ IN THOUSANDS)
ANADARKO BASIN:
   Watonga-Chickasha.....................         453            81,170            83,888     $     358,312              28.3%
   Cement Field..........................         182            65,904            66,996           285,290              22.6
   Northwest Okeene/Cedardale Field......         308            38,112            39,960           153,751              12.1
   Springer Field........................         103            19,336            19,954            78,350               6.2
   Mocane Laverne & Hugoton Fields.......          59            12,030            12,384            46,905               3.7

ARKOMA BASIN:
   Arkoma Field..........................          --            32,422            32,422           144,346              11.4
   Potato Hills..........................          --             8,606             8,606            64,738               5.1

PERMIAN/DELAWARE BASIN:
   Pecos Slope..........................          663            29,465            33,443           115,772               9.1
   Johnson Ranch........................           --             3,862             3,862            19,039               1.5
                                        -------------     -------------     -------------     -------------     -------------

   Total                                        1,768           290,907           301,515     $   1,266,503             100.0%
                                        =============     =============     =============     =============     =============

DRILLING ACTIVITY

    The following table sets forth development drilling results for Gothic for the years ended December 31, 1998, 1999 and 2000. There were no exploratory wells drilled during those years.

                                  1998                1999                2000
                            ---------------     ---------------     ---------------
                            GROSS      NET      GROSS      NET      GROSS      NET
                            -----     -----     -----     -----     -----     -----

Productive...............    44.0      20.4      41.0      14.5      35.0      12.0
Drilling and completing..      --        --      15.0       5.6       2.0       1.0
Non-productive...........     2.0       1.8       5.0       2.9        --        --
                            -----     -----     -----     -----     -----     -----
         Total...........    46.0      22.2      61.0      23.0      37.0      13.0
                            =====     =====     =====     =====     =====     =====

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

    The following table sets forth certain information regarding the costs Gothic incurred in its development, exploration and acquisition activities during the periods indicated:

                                             YEARS ENDED DECEMBER 31,
                                    ---------------------------------------
                                       1998           1999           2000
                                    ---------      ---------      ---------
                                                ($ IN THOUSANDS)
Development and leasehold costs..   $  18,379      $  21,056      $  19,043
Acquisition costs................     218,738          1,499            655
Sales of oil and gas properties..     (44,678)        (2,228)        (1,877)
Capitalized internal costs.......          --             --            210
                                    ---------      ---------      ---------
           Total.................   $ 192,439      $  20,327      $  18,031
                                    =========      =========      =========

OPERATING CONTROL OVER PRODUCTION ACTIVITIES

    Gothic operated 564 of the 903 wells in which it owned an interest, representing approximately 62% of its PV-10 as of December 31, 2000. After January 16, 2001, Chesapeake Operating, Inc. assumed operations of all wells previously operated by Gothic. Unrelated third parties operate the remaining properties pursuant to operating agreements, which are, for the most part, standard to the industry. If Gothic declines to participate in additional activities proposed by a third party operator, under certain operating agreements, Gothic will not receive revenues from, and/or will lose its interest in, the activity in which it declines to participate. It is anticipated that Gothic will not participate in any new wells after January 16, 2001.

    Gothic holds a license to use advanced well automation technology developed by Amoco Production Company ("Amoco"). This technology is a wireless application that allows Gothic to remotely monitor production, well pressure and temperature along with other well control factors on a real-time basis. The technology also helps to regulate a well's productivity and makes periodic adjustments to allow a well to flow more efficiently. Gothic believes the application of this wireless technology has allowed Gothic to employ fewer personnel to monitor well activity and operate wells more economically. This technology is currently being utilized on almost all operated properties in the Anadarko and Arkoma basins as well as on a few of Gothic's significant non-operated properties.

TITLE TO NATURAL GAS AND OIL PROPERTIES

    Gothic has acquired interests in producing and non-producing acreage in the form of working interests, royalty interests and overriding royalty interests. Substantially all of Gothic's property interests are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract natural gas and oil from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of natural gas and oil. Once wells are drilled, a lease generally continues so long as production of natural gas and oil continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of Gothic's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Gothic is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of Gothic's undeveloped acreage is held by production, annual delay rentals are generally nominal.

    Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the natural gas and oil industry. Title may also be subject to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. In addition, in certain areas Gothic's interests in producing properties are subject to certain agreements and other instruments that have not been recorded in real property records. The effect of these unrecorded instruments has been confirmed based upon a review of historical cost and revenue information, including joint interest billings, division orders, check stubs and other production accounting information reflecting such unrecorded interests. Gothic believes that such burdens and unrecorded instruments neither materially detract from the value of its interest in the properties nor materially interfere with the use of such properties in the operation of its business.

    While updated title opinions have not always been received prior to the acquisition of a producing natural gas and oil property, Gothic has historically obtained title opinions on significant producing properties in connection with pledging Gothic's producing properties under bank loan agreements. Gothic did not usually obtain title opinions on undeveloped leases until immediately prior to the drilling of a well on a property. Accordingly, Gothic's proved undeveloped reserves may be the subject of significantly less title investigation.

PRODUCTION, SALES PRICES AND HEDGING ACTIVITIES

    Gothic's production of natural gas and oil is derived solely from within the United States. Gothic is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements with customers. However, from time to time, Gothic does enter into hedging agreements with respect to its natural gas and oil production. See Item 7A - Quantitative and Qualitative Disclosures About Market Risks.

MARKETING OF PRODUCTION

    Gothic's production of natural gas and oil is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, and gas is sold under contract at negotiated prices based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of gas and prevailing supply/demand conditions.

    Typically, gas production is sold to various pipeline companies. The basic terms of the contracts are essentially the same in that Gothic makes gas production available to the pipeline companies at given points of delivery on their pipelines and the pipeline companies accept such gas and deliver it to the end user. Each pipeline company has the obligation to pay Gothic a price for the gas, which is based on published indices of average pipeline prices or upon a percentage of the pipeline resale value.

    In January 1998 Gothic entered into a ten-year marketing agreement with Continental Natural Gas Company ("Continental"), now CMS Continental Natural Gas, whereby the majority of the natural gas associated with properties acquired from Amoco is sold to Continental at current market prices adjusted for marketing and transportation fees.

    During the year ended December 31, 2000, Gothic sold approximately 60% of its gas production (57% of total oil and gas sales) to Continental and 64% of its oil production (2% of total oil and gas sales) to Duke Energy, Inc. Management does not believe the loss of either customer would have a material adverse effect on Gothic's results of operations or financial position. No other customer accounted for more than 10% of total oil and gas sales in 2000.

    Revenues, earnings and cash flows are highly dependent upon current prices for natural gas and oil received by Gothic. In December 2000, natural gas and oil prices received by Gothic for its production were $5.88 per Mcf and $25.00 per Bbl, respectively, compared to $1.89 per Mcf and $24.33 per Bbl, respectively, received in December 1999. In general, prices of natural gas and oil are dependent upon numerous factors beyond the control of Gothic including supply and demand, competition, imports and various economic, political, environmental and regulatory developments, and accordingly, future prices of natural gas and oil may be different from prices in effect at December 31, 2000. In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, Gothic is unable to accurately predict future natural gas and oil prices and demand or the overall effect they will have on Gothic.

COMPETITION

    The energy industry is highly competitive. Gothic competes with other energy companies in all areas of its operations, including the marketing of natural gas and oil. Because gathering systems are the only practical method for the intermediate transportation of natural gas, Gothic competes with pipelines and gas gathering systems. Competition may also stem from alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

RISK FACTORS

    You should carefully consider the following risk factors, in addition to the other information included in this report. Each of these risk factors could adversely affect Gothic's business, operating results and financial condition.

Oil and natural gas prices are volatile. A decline in prices could adversely affect Gothic's financial results, cash flows, access to capital and ability to grow.

    Gothic's revenues, operating results, profitability, cash flow and the carrying value of Gothic's oil and natural gas properties depend substantially upon the prices Gothic receives for its oil and natural gas. In addition, Gothic may have ceiling test writedowns if prices decline significantly from present levels. Lower prices may also reduce the amount of oil and natural gas that Gothic can produce economically.

    Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile. The prices Gothic is currently receiving for its production are near or at historic highs. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond Gothic's control, including:

o   worldwide and domestic supplies of oil and natural gas,

o   weather conditions,

o   the level of consumer demand,

o   the price and availability of alternative fuels,

o   the availability of pipeline capacity,

o   the price and level of foreign imports,

o   domestic and foreign governmental regulations and taxes,

o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

o   political instability or armed conflict in oil-producing regions, and

o   the overall economic environment.

Gothic's level of indebtedness may adversely affect operations, and we may have difficulty repaying long-term indebtedness as it matures.

     Gothic's ability to meet its debt obligations and to reduce its level of debt depends on its future performance. General economic conditions and financial, business and other factors affect Gothic's operations and its future performance. Many of these factors are beyond Gothic's control. Gothic cannot assure you that it will be able to generate sufficient cash flow to pay the interest on its debt or that future working capital or borrowings will be available to pay or refinance such debt. Factors that will affect Gothic's ability to raise cash through a refinancing of its debt include financial market conditions and its value and performance at the time it needs capital.

Gothic's recent commodity price risk management activities have reduced the realized prices received for its oil and natural gas sales. Gothic's commodity price risk management transactions may limit its realized oil and natural gas sales prices in the future.

    In order to manage Gothic's exposure to price volatility in marketing its oil and natural gas, Gothic enters into oil and natural gas price risk management arrangements for a portion of its expected production. These transactions are limited in life. While intended to reduce the effects of volatile oil and natural gas prices, commodity price risk management transactions may limit the prices Gothic actually realizes. In 2000, we recorded reductions to oil and natural gas revenues of $17.9 million related to commodity price risk management activities. Gothic cannot assure you that it will not experience additional reductions to oil and natural gas revenues from its commodity price risk management. In addition, Gothic's commodity price risk management transactions may expose it to the risk of financial loss in certain circumstances, including instances in which:

o   Gothic's production is less than expected,

o there is a widening of price differentials between delivery points for Gothic's production and the delivery point assumed in the hedge arrangement, or

o   the counterparties to Gothic's contracts fail to perform the contracts.

    As of December 31, 2000, Gothic had no open natural gas or oil price risk management arrangements.

Estimates of oil and natural gas reserves are uncertain and inherently imprecise.

    This report contains estimates of Gothic's proved reserves and the estimated future net revenues from its proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

    Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of Gothic's proved reserves. In addition, Gothic may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond Gothic's control. Gothic's properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

    At December 31, 2000, approximately 15% of Gothic's estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of these reserves include the assumption that significant capital expenditures will be required to develop the reserves. Although Gothic has prepared estimates of its oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, Gothic cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

    You should not assume that the present value referred to in this report is the current market value of Gothic's estimated oil and natural gas reserves. In accordance with SEC requirements, the estimate of Gothic's present value is based on prices and costs as of the date of the estimate. Gothic's year-end 2000 present value is based on oil and natural gas prices of $26.54 per barrel of oil and $10.19 per Mcf of natural gas, compared to prices of $24.33 per barrel of oil and $1.89 per Mcf of natural gas used in computing Gothic's year-end 1999 present value. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows.

    The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with Gothic's business or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

REGULATION

    General. The energy industry is regulated by federal, state and local authorities, and there are extensive laws and regulations that affect oil and gas drilling and production operations. The regulatory burden on the industry increases our costs of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, we are unable to predict the future cost or impact of regulatory compliance.

    Regulation of Natural Gas and Oil Exploration and Production. Our operations are subject to various types of regulation at federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as Texas) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. We do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect on operations or earnings.

    Environmental Regulation. Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants and the protection of public health, natural resources, wildlife and the environment affect our exploration, development and production operations. Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. The risks of substantial costs and liabilities associated with such compliance are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental laws and regulations as well as claims for damages to property or persons resulting from company operations could result in substantial costs and liabilities to Gothic. We believe we are in substantial compliance with existing environmental regulations, and that any noncompliance will not have a material adverse effect on our operations or earnings.

OPERATIONAL HAZARDS AND INSURANCE

    Gothic maintained various types of insurance to cover its operations, including $2.0 million of general liability insurance and an additional $5.0 million of excess liability insurance, through January 16, 2001. After January 16, 2001, Gothic became an insured under Chesapeake's insurance policies, which generally provide for significantly higher liability and excess-liability coverage limits.

    Insurance does not cover every potential risk associated with the drilling and production of natural gas and oil. Coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Gothic's financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at reasonable rates.

EMPLOYEES

    As of January 1, 2001, Gothic had 16 employees consisting of 6 production and land personnel, and 10 financial, accounting and administrative personnel, two of whom were executive officers. Following the merger, all continuing Gothic employees (4) became employees of Chesapeake.

GLOSSARY

    Wherever used in this report, the following terms shall have the meanings specified.

    Bbl--One stock tank barrel, or 42 US gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

    Bcf--One billion cubic feet.

    Bcfe--One billion cubic feet of natural gas equivalent.

    Btu--British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

     EBITDA--Net income (loss) before interest expense, income taxes, depreciation, depletion and amortization, impairments of oil and gas properties and other assets, extraordinary items, and certain other non-cash charges. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA information has been included in this report because EBITDA is a measure used by some investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

    Exploratory Well--A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

    Gross Acres or Gross Wells--The total acres or wells, as the case may be, in which a working interest is owned.

    Mbbl--One thousand Bbl.

    Mcf--One thousand cubic feet.

    Mcfe--One thousand cubic feet of natural gas equivalent, using the ratio of one Bbl of crude oil to six Mcf of natural gas.

    Mmbbl--One million Bbl.

    MmBtu--One million Btus.

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

    Proved Undeveloped Reserves --Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

    PV-10--The discounted future net cash flows for proved natural gas and oil reserves computed on the same basis as the standardized measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV-10 is an important financial measure for evaluating the relative significance of natural gas and oil properties and acquisitions, but should not be construed as an alternative to the standardized measure (as determined in accordance with generally accepted accounting principles).

    Reserve Life--The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this report, reserve life is calculated by dividing the proved reserves (on an mcfe basis), as of December 31, 2000 by projected production volumes for the 12 months ending December 31, 2001.

    Royalty Interest--An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free of costs of production.

    SEC--Securities and Exchange Commission.

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

ITEM 2 - DESCRIPTION OF PROPERTY

ACREAGE

    The following table shows the approximate gross and net acres of Gothic's leasehold interests on December 31, 2000:

                                                        DEVELOPED ACREAGE      UNDEVELOPED ACREAGE
                                                       -------------------     -------------------
                                                        GROSS        NET        GROSS        NET
                                                       -------     -------     -------     -------
ANADARKO BASIN
     Springer Field ..............................       7,200       4,680         150          75
     Northwest Okeene/Cedardale Field ............      66,560      51,906       1,920         274
     Cement Field ................................      49,697      13,319      15,617       2,901
     Mocane Laverne & Hugoton Fields .............      93,518      49,485         420         420
     Watonga-Chickasha ...........................     135,680      69,196       8,157       4,127

ARKOMA BASIN
     Arkoma Field ................................      74,240      18,560          --          --
     Potato Hills ................................       1,051         402      10,362       2,371

PERMIAN/DELAWARE BASIN
     Johnson Ranch ...............................       1,920       1,388          --          --
     Pecos Slope .................................      12,000       9,000          --          --

SOUTH TEXAS ......................................          --          --       1,898         597
                                                       -------     -------     -------     -------
       Total .....................................     441,866     217,936      38,524      10,765
                                                       =======     =======     =======     =======


PRODUCTIVE WELL SUMMARY

     The following table sets forth by field the respective interests in productive wells owned by Gothic as of December 31, 2000.

                      FIELD                              GROSS WELLS  NET WELLS
-------------------------------------------------------  -----------  ---------
ANADARKO BASIN
   Springer Field .....................................        36        14
   Northwest Okeene/Cedardale Field ...................       168        87
   Cement Field .......................................        68        19
   Mocane Laverne & Hugoton Fields ....................        82        54
   Watonga-Chickasha ..................................       338       170

ARKOMA BASIN
   Arkoma Field .......................................        92        28
   Potato Hills .......................................         7         1

PERMIAN/DELAWARE BASIN
   Johnson Ranch ......................................         5         3
   Pecos Slope ........................................       107       105
                                                            -----     -----
   Total ..............................................       903       481
                                                            =====     =====

NATURAL GAS AND OIL PRODUCTION

    The following table shows the approximate net natural gas and oil production attributable to Gothic for the years ended December 31, 1998, 1999 and 2000.

                                                                  YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1999         2000
                                                            --------     --------     --------

Natural gas (Mmcf) ....................................       24,455       25,477       26,309
Oil (Mbbls) ...........................................          257          158          135
Natural gas equivalent (Mmcfe) ........................       25,997       26,425       27,119

ITEM 3 - LEGAL PROCEEDINGS

    Gothic Energy was a plaintiff in an action instituted on December 22, 1999 in the United States District Court for the Northern District of Oklahoma against Jefferies & Company, Inc. ("Jefferies") seeking actual and punitive damages against Jefferies for intentional interference with contractual relations and business opportunity. Gothic Energy claimed Jefferies improperly and wrongfully interfered in the closing of the acquisition of assets from Amoco in January 1998. Jefferies filed a counterclaim against Gothic Energy seeking indemnification under an alleged letter agreement between Gothic Energy and Jefferies for attorney's fees and expenses of litigation, among other things. The action was dismissed in February 2001 pursuant to a settlement agreement. The settlement resulted in a cash payment to Gothic Energy.

    Neither Gothic Energy nor Gothic Production is a party to any other proceedings other than ordinary litigation incidental to their business, the outcome of which management believes will not have a material adverse effect on their financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

    All common stock of Gothic Energy is owned by Chesapeake.

ITEM 6 - SELECTED FINANCIAL DATA

    The information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is presented in a reduced disclosure format pursuant to General Instruction (I) of Form 10-K.

A COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

    Our revenues were $85.7 million for the year ended December 31, 2000, compared with $55.6 million for the year ended December 31, 1999. Natural gas and oil sales in 2000 were $83.1 million compared to $53.0 million in 1999. Of the 2000 natural gas and oil sales, $3.1 million was from oil sales and $80.0 million was from natural gas sales. This compares to oil sales of $2.7 million in 1999 and gas sales of $50.3 million in 1999. The increase in our natural gas and oil sales was primarily the result of higher commodity prices for both natural gas and oil in 2000 compared to 1999. Our oil sales in 2000 were based on the sale of 135,000 barrels at an average price of $22.68 per barrel compared to the sale of 158,000 barrels at an average price of $16.91 per barrel in 1999. Natural gas sales in 2000 were based on the sale of 26.3 Bcf at an average price of $3.04 per mcf, which includes the effect of unfavorable hedging transactions during most of the year, compared to the sale of 25.5 Bcf at an average price of $1.97 per mcf in 1999. Hedging activities resulted in a decrease in natural gas and oil sales of $17.9 million in 2000 ($0.65 per mcf and $5.79 per barrel). Hedging gains and losses in 1999 were not significant.

    We incurred lease operating expenses during 2000 of $11.8 million compared with lease operating expenses of $9.6 million for 1999. Our lease operating expenses included approximately $6.6 million and $3.9 million in production taxes, which we incurred from our share of production in 2000 and 1999, respectively. The increase in lease operating expenses was due to the increase in production taxes resulting from increased natural gas and oil sales in 2000, partly offset by reduced lease operating expenses due to operating efficiencies. Our lease operating expenses and production taxes as a percentage of natural gas and oil sales decreased to 14% in 2000 compared to 18% in 1999. Lease operating expenses per mcfe decreased to $0.19 for 2000 compared to $0.22 in 1999.

    Our depreciation, depletion and amortization expense was $22.6 million for 2000 compared to $21.0 million for 1999. The 2000 increase was the result of increased production and an increased depletable base as a result of capital spent on drilling activities during 1999 and 2000.

    Our general and administrative costs were $4.6 million for 2000 compared to $4.7 million for 1999. The costs per mcfe decreased from $0.18 in 1999 to $0.17 in 2000. We also incurred investment banking and related fees of $1.2 million in 2000 and $638,000 in 1999 in connection with our efforts to restructure our balance sheet and to complete the Chesapeake merger.

    We account for our oil and gas exploration and development activities using the full-cost method of accounting prescribed by the Securities and Exchange Commission. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our natural gas and oil reserves are estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. In the event the unamortized cost of the natural gas and oil properties we are amortizing exceeds the full cost ceiling as defined by the Securities and Exchange Commission, we charge the amount of the excess to expense in the period during which the excess occurs. The full-cost ceiling is based principally on the estimated future discounted net cash flows from our natural gas and oil properties. Changes in our estimates or declines in prevailing natural gas and oil prices could cause us to reduce the carrying value of our natural gas and oil properties. A write-down arising out of these conditions is referred to throughout our industry as a full-cost ceiling write-down. We had no full-cost ceiling write-down during 2000 or 1999.

    Our interest and debt issuance costs were $39.8 million for 2000 compared to $38.0 million for 1999. This increase was primarily because of higher debt levels associated with our 14 1/8% Senior Secured Discount Notes which Gothic Energy issued in April 1998, and amortization of the costs incurred to complete the sale of these notes and amendments to our bank credit facility. For the year ended December 31, 2000, we incurred interest costs of $26.2 million related to our 11 1/8% Senior Secured Notes, $10.8 million related to our 14 1/8% Senior Secured Discount Notes, $968,000 related to our bank credit facility, and $1.8 million as amortization of loan costs.

    We use the sales method for recording natural gas sales. Our oil and condensate production is sold, title passes, and revenue is recognized under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in our industry. Our gas sales are recorded as revenues when the gas is metered and title is transferred pursuant to the gas sales contracts. When our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property. In that case, the excess is recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of our business in the operation of our gas wells as a consequence of operational factors. Certain of such gas balancing liabilities were assumed as part of an acquisition of natural gas and oil properties.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

    Gothic's results of operations are highly dependent upon the prices received for oil and natural gas production.

HEDGING ACTIVITIES

    Periodically Gothic has utilized hedging strategies to hedge the price of a portion of its future oil and gas production. The strategies included: (i) swap arrangements that establish an index-related price above which Gothic pays the counterparty and below which Gothic is paid by the counterparty, (ii) the purchase of index-related puts that provide for a "floor" price below which the counterparty pays Gothic the amount by which the price of the commodity is below the contracted floor, and (iii) the sale of index-related calls that provide for a "ceiling" price above which Gothic pays the counterparty the amount by which the price of the commodity is above the contracted ceiling.

    Results from commodity hedging transactions are reflected in oil and gas sales to the extent related to the oil and gas production. Gothic entered into commodity hedging transactions related to monthly oil and natural gas production volumes. Gains or losses on crude oil and natural gas hedging transactions were recognized as price adjustments in the months of related production.

    As of December 31, 2000, Gothic had no open natural gas or oil swap or other hedging arrangements. Gothic's new management (Chesapeake) may utilize hedging strategies in the future.

ITEM 8 - FINANCIAL STATEMENTS

    The response to this Item is included in a separate section of this report. See page 18.

ITEM 9 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

    The information called for by this Item is omitted pursuant to General Instruction (I) of Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

    The information called for by this Item is omitted pursuant to General Instruction (I) of Form 10-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item is omitted pursuant to General Instruction (I) of Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item is omitted pursuant to General Instruction (I) of Form 10-K.

                                     PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)(1-2)The financial statements and schedules filed as part of this Form 10-K are set forth in the index on page F-1.

(a)(3)

          EXHIBIT                                 DESCRIPTION
          -------                                 -----------

           3.1*               Restated Certificate of Incorporation of Gothic
                              Energy Corporation

           3.2*               By-Laws of Gothic Energy Corporation

           4.1                Indenture dated as of April 21, 1998 between
                              Gothic Production Corporation and The Bank of New
                              York, as Trustee, with respect to the 11-1/8%
                              Senior Secured Notes due 2005. Incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K for April 27, 1998.

           23*                Consent of Lee Keeling and Associates, Inc.

----------
*        Filed herewith.

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 2000, Gothic Energy Corporation filed a current report on Form 8-K on December 13, 2000, disclosing the results of Gothic's shareholder meeting held on December 12, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Gothic Energy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOTHIC ENERGY CORPORATION


                                By: /s/ AUBREY K. McCLENDON
                                   ----------------------------------------
                                    Aubrey K. McClendon
                                    President and Chief Executive Officer
Date:  March 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gothic Energy Corporation and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                               DATE
---------                           -----                                               ----


  /s/ AUBREY K. McCLENDON           President, Chief Executive                          March 26, 2001
-------------------------           Officer and Director
Aubrey K. McClendon                 (Principal Executive Officer)

  /s/ TOM L. WARD                   Vice President and Director                         March 26, 2001
-------------------------
Tom L. Ward

  /s/ MARCUS C. ROWLAND             Vice President (Principal Accounting                March 26, 2001
-------------------------           and Financial Officer
Marcus C. Rowland

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................................................................     19

Consolidated Balance Sheets, December 31, 1999 and 2000.....................................................     20

Consolidated Statement of Operations, Years ended December 31, 1998, 1999 and 2000..........................     21

Consolidated Statement of Stockholders' Equity (Deficit), Years ended December 31, 1998, 1999 and 2000......     22

Consolidated Statement of Cash Flows, Years ended December 31, 1998, 1999 and 2000..........................     23

Notes to Consolidated Financial Statements..................................................................     24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Gothic Energy Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Gothic Energy Corporation ("Gothic") and Subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Gothic's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    Chesapeake Energy Corporation ("Chesapeake") acquired all of the outstanding common stock and related outstanding warrants and options to acquire common stock of Gothic and Gothic was merged into a wholly owned subsidiary of Chesapeake.

PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 26, 2001

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                  1999           2000
                                                                                ---------      ---------
                                                                                ($ IN THOUSANDS, EXCEPT
                                                                                      SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $   2,583      $   2,000
  Natural gas and oil receivables .........................................         8,163         18,273
  Receivable from officers and employees ..................................            77          1,764
  Other ...................................................................           624            192
                                                                                ---------      ---------
        Total Current Assets ..............................................        11,447         22,229
PROPERTY AND EQUIPMENT:
  Natural gas and oil properties on full cost method:
    Properties being amortized ............................................       258,818        275,827
    Unproved properties not subject to amortization .......................         5,473          6,191
  Equipment, furniture and fixtures .......................................         6,123          6,385
  Accumulated depreciation, depletion and amortization ....................       (54,170)       (76,651)
                                                                                ---------      ---------
  PROPERTY AND EQUIPMENT, NET .............................................       216,244        211,752
OTHER ASSETS, NET .........................................................        10,706          8,675
                                                                                ---------      ---------
TOTAL ASSETS ..............................................................     $ 238,397      $ 242,656
                                                                                =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable trade ..................................................     $   4,630      $     203
  Revenues payable ........................................................         6,047          6,349
  Accrued interest ........................................................         4,357          4,366
  Other accrued liabilities ...............................................           893            291
                                                                                ---------      ---------
        Total Current Liabilities .........................................        15,927         11,209
LONG-TERM DEBT ............................................................       319,857        321,676
GAS IMBALANCE LIABILITY ...................................................         3,648          2,835
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B Preferred stock, par value $.05, authorized
    165,000 shares; 59,216 and 66,674 shares issued and
    outstanding, respectively .............................................        45,612         55,139
  Common stock, par value $.01, authorized 100,000,000
    shares; 18,685,765 and 23,305,094 shares issued and
    outstanding, respectively .............................................           187            233
  Additional paid in capital ..............................................        42,987         44,830
  Accumulated deficit .....................................................      (189,821)      (193,266)
                                                                                ---------      ---------
        Total Stockholders' Equity (Deficit) ..............................      (101,035)       (93,064)
                                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT) ...............................................................     $ 238,397      $ 242,656
                                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1998           1999           2000
                                                                       ---------      ---------      ---------
                                                                       ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Natural gas and oil sales ......................................     $  50,714      $  52,967      $  83,065
  Well operations ................................................         2,319          2,657          2,680
                                                                       ---------      ---------      ---------
  Total revenues .................................................        53,033         55,624         85,745
COSTS AND EXPENSES:
  Lease operating expense ........................................        12,129          9,605         11,800
  Depletion, depreciation and amortization .......................        24,001         20,969         22,621
  General and administrative expense .............................         3,823          4,675          4,551
  Investment banking and related fees ............................            --            638          1,212
  Provision for impairment of natural gas and oil properties .....        76,000             --             --
                                                                       ---------      ---------      ---------
Operating income (loss) ..........................................       (62,920)        19,737         45,561
Interest expense and amortization of debt issuance costs .........       (35,438)       (37,988)       (39,759)
Interest and other income ........................................           433            942            280
Loss on sale of investments ......................................          (305)            --             --
                                                                       ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........................       (98,230)       (17,309)         6,082
LOSS ON EARLY EXTINGUISHMENT OF DEBT .............................        31,459             --             --
                                                                       ---------      ---------      ---------
NET INCOME (LOSS) ................................................      (129,689)       (17,309)         6,082
PREFERRED DIVIDEND ...............................................         5,599          6,820          7,678
PREFERRED DIVIDEND -- AMORTIZATION OF PREFERRED DISCOUNT .........         5,095          1,847          1,849
                                                                       ---------      ---------      ---------
NET LOSS AVAILABLE FOR COMMON SHARES .............................     $(140,383)     $ (25,976)     $  (3,445)
                                                                       =========      =========      =========

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM, BASIC ...........     $   (6.70)     $   (1.51)     $   (0.17)
  AND DILUTED
LOSS ON EARLY EXTINGUISHMENT OF DEBT .............................         (1.93)            --             --
                                                                       ---------      ---------      ---------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED .....................     $   (8.63)     $   (1.51)     $   (0.17)
                                                                       =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......................        16,262         17,219         20,637
                                                                       =========      =========      =========

          See accompanying notes to consolidated financial statements.

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1998           1999           2000
                                                                      ---------      ---------      ---------
                                                                                 ($ IN THOUSANDS)
PREFERRED STOCK:
  Balance beginning of period ...................................     $      --      $  36,945      $  45,612
  Preferred stock dividend-- Series B ...........................         4,187          6,820          7,678
  Preferred dividend-- amortization of discount-- Series B ......         1,231          1,847          1,849
  Issuance of Series A preferred stock ..........................        33,909             --             --
  Redemption of Series A preferred stock ........................       (33,909)            --             --
  Issuance of Series B preferred stock ..........................        31,527             --             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $  36,945      $  45,612      $  55,139
                                                                      =========      =========      =========
COMMON STOCK:
  Balance, beginning of period ..................................     $     162      $     162      $     187
  Issuance of common stock on exercise of options ...............            --             --             44
  Issuance of common stock on exercise of warrants ..............            --             --              2
  Issuance of common stock on warrant conversion ................            --             25             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $     162      $     187      $     233
                                                                      =========      =========      =========
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period ..................................     $  36,043      $  42,996      $  42,987
  Issuance of common stock on exercise of options ...............            --             --          1,695
  Issuance of common stock as employee severance ................            --             16             --
  Issuance of common stock on exercise of warrants ..............            --             --            148
  Issuance of common stock on warrant conversion ................            --            (25)            --
  Issuance of Series A preferred stock ..........................           (20)            --             --
  Warrants issued in connection with Series A preferred .........           941             --             --
  Warrants issued in connection with Amoco acquisition ..........         1,153             --             --
  Warrants issued in connection with Series B preferred .........         4,879             --             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $  42,996      $  42,987      $  44,830
                                                                      =========      =========      =========
ACCUMULATED DEFICIT:
  Balance, beginning of period ..................................     $ (23,462)     $(163,845)     $(189,821)
  Net income (loss) .............................................      (129,689)       (17,309)         6,082
  Preferred stock dividend-- Series B ...........................        (4,187)        (6,820)        (7,678)
  Preferred stock dividend-- amortization of discount-- Series B.        (1,231)        (1,847)        (1,849)
  Preferred stock dividend-- Series A ...........................        (1,412)            --             --
  Preferred stock dividend-- amortization of discount-- Series A.        (3,864)            --             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $(163,845)     $(189,821)     $(193,266)
                                                                      =========      =========      =========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of period ..................................     $    (121)     $      --      $      --
  Realized loss on available for sale investments ...............           121             --             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $      --      $      --      $      --
                                                                      =========      =========      =========
NOTE RECEIVABLE:
  Balance, beginning of period ..................................     $    (169)     $    (179)     $      --
  Advance to officer ............................................           (10)            --             --
  Forgiveness of officer note receivable ........................            --            179             --
                                                                      ---------      ---------      ---------
  Balance, end of period ........................................     $    (179)     $      --      $      --
                                                                      =========      =========      =========
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............................     $ (83,921)     $(101,035)     $ (93,064)
                                                                      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1998          1999           2000
                                                                       ---------      ---------      ---------
                                                                                   ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................     $(129,689)     $ (17,309)     $   6,082
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation, depletion and amortization .......................        24,001         20,969         22,621
  Amortization of discount and loan costs ........................         1,994          1,769          1,828
  Provision for impairment of natural gas and oil properties .....        76,000             --             --
  Accretion of interest on discount notes ........................         6,023          9,678         10,819
  Loss on early extinguishment of debt ...........................        31,459             --             --
  Other ..........................................................            --            179             --
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable ................................        (4,009)          (949)       (11,797)
  (Increase) decrease in other current assets ....................          (143)          (403)           432
  Increase (decrease) in accounts and revenues payable ...........         5,605          1,438         (4,125)
  Increase (decrease) in gas imbalance and other liabilities .....            65         (2,532)          (813)
  Increase (decrease) in accrued liabilities .....................           411            639           (593)
  (Increase) decrease in other assets ............................          (150)           228            202
                                                                       ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        11,567         13,707         24,656
NET CASH USED BY INVESTING ACTIVITIES:
  Collection of note receivable from officer and director ........           167             --             --
  Purchase of available-for-sale investments .....................          (462)            --             --
  Proceeds from sale of investments ..............................         1,359             --             --
  Proceeds from sale of property and equipment ...................        44,678          2,228          1,877
  Purchase of property and equipment .............................      (218,738)        (3,413)          (939)
  Property development costs .....................................       (18,379)       (21,056)       (19,066)
                                                                       ---------      ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES ............................      (191,375)       (22,241)       (18,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings ............................        60,000             --             --
  Payments of short-term borrowings ..............................       (60,000)            --             --
  Proceeds from long-term borrowings .............................       431,290         31,000         13,473
  Payments of long-term borrowings ...............................      (259,884)       (22,000)       (22,473)
  Redemption of preferred stock, net .............................       (40,809)            --             --
  Proceeds from sale of preferred stock, net .....................        73,475             --             --
  Proceeds from exercise of stock options ........................            --             --          1,739
  Proceeds from exercise of stock warrants .......................            --             --            150
  Payment of loan and offering fees ..............................       (38,535)          (172)            --
  Other ..........................................................          (162)            --             --
                                                                       ---------      ---------      ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................       165,375          8,828         (7,111)
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................       (14,433)           294           (583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................        16,722          2,289          2,583
                                                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................     $   2,289      $   2,583      $   2,000
                                                                       =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID .........................     $  23,063      $  26,541      $  27,104
                                                                       =========      =========      =========

          See accompanying notes to consolidated financial statements.

                    GOTHIC ENERGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND ACCOUNTING POLICIES

Organization and Nature of Operations

    The consolidated financial statements include the accounts of Gothic Energy Corporation, ("Gothic Energy"), a holding company, and its wholly owned subsidiary, Gothic Production Corporation ("Gothic Production") since its formation in April of 1998 (collectively referred to as "Gothic" or the "Company"). All significant intercompany balances and transactions have been eliminated. Through January 15, 2001, Gothic Production was an independent energy company engaged in the business of acquiring, developing and exploiting natural gas and oil reserves in Oklahoma, Texas, New Mexico and Kansas.

    On January 16, 2001, Gothic Energy Corporation merged with Chesapeake Merger 2000 Corp., a wholly owned subsidiary of Chesapeake Energy Corporation ("Chesapeake") (the "Merger"). Gothic was the surviving corporation in the Merger and since January 16, 2001 has been a wholly owned subsidiary of Chesapeake. Chesapeake had previously acquired all of Gothic's Series B Preferred Stock, substantially all of Gothic Energy's 14 1/8% Senior Secured Discount Notes, and $31.6 million of Gothic Production's 11 1/8% Senior Secured Notes. Under terms of the Merger, Chesapeake issued 4.0 million shares of common stock to the Gothic stockholders, with an exchange ratio of 0.1908 of a Chesapeake share for each share of Gothic common stock.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, accrued and deferred lease operating expenses, gas imbalance liabilities, natural gas and oil reserves (see Note 11) and the tax valuation allowance (see
Note 5) also include significant estimates which, in the near term, could materially differ from the amounts ultimately realized or incurred.

Cash Equivalents

    Cash equivalents include cash on hand, amounts held in banks, money market funds and other highly liquid investments with a maturity of three months or less at date of purchase.

Concentration of Credit Risk

    Financial instruments, which potentially subject Gothic to concentrations of credit risk consist principally of derivative contracts (see "Hedging Activities" below), cash, cash equivalents and trade receivables. Gothic's accounts receivable are primarily from the purchasers (See Note 8 -- Major Customers) of natural gas and oil products and exploration and production companies which own interests in properties operated by Gothic. The industry concentration has the potential to impact Gothic's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Gothic generally does not require collateral from customers. Gothic had an account receivable from one customer (CMS Continental Natural Gas) of approximately $2.3 million at December 31, 1999 and $8.8 million at December 31, 2000. The cash and cash equivalents are with major banks or institutions with high credit ratings. At December 31, 1999 and 2000, Gothic had a concentration of cash of $5.8 million and $6.5 million, respectively, with one bank, which was in excess of federally insured limits.

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." Gothic, using available market information, has determined the estimated fair value amounts. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

    The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. Gothic estimates the fair value of Gothic Production's 11 1/8% Senior Secured Notes and Gothic Energy's 14 1/8% Senior Secured Discount Notes using estimated market prices. Gothic's carrying amount for such debt at December 31, 1999 was $235.0 million and $75.9 million, respectively, compared to approximate fair value of $197.4 million and $35.9 million, respectively. At December 31, 2000, the notes were carried at $235.0 million and $86.7 million, respectively, compared to an approximate fair value of $249.1 million and $80.1 million, respectively. The carrying value of other long-term debt approximates its fair value as interest rates are primarily variable, based on prevailing market rates.

Hedging Activities

    Gothic has involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," and does not use them for trading purposes. Gothic's objective is to hedge a portion of its exposure to price volatility from producing natural gas. These arrangements may expose Gothic to credit risk from its counterparty.

    In July 1999, Gothic entered into a costless collar agreement with respect to the production of 50,000 mmbtu per day during the period of November 1999 through March 2000, which placed a floor of $2.30 per mmbtu and a ceiling of $3.03 per mmbtu. Collar arrangements limit the benefits Gothic will realize if actual prices rise above the ceiling price. These arrangements provide for Gothic to exchange a floating market price for a fixed range contract price. Payments are made by Gothic when the floating price exceeds the fixed range for a contract month and payments are received when the fixed range price exceeds the floating price. The commodity reference price for the contract was the Panhandle Eastern Pipeline Company, Texas, and Oklahoma Mainline Index. In August 1999, Gothic entered into a hedge agreement covering 10,000 barrels of oil per month at a price of $20.10 per barrel. This hedge was in effect from September 1999 through August 2000.

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

    Gains and losses on such natural gas and oil hedging contracts are reflected in revenues when the natural gas or crude oil is sold. Hedging activities reduced 2000 realized prices by $0.65 per mcf and $5.79 per barrel, and reduced natural gas and oil sales by $17.9 million. Gothic had no open commodity hedges at December 31, 2000. If the open commodity hedges outstanding at December 31, 1999 had been settled at that date, Gothic would have realized a gain of approximately $500,000.

Natural Gas and Oil Properties

    Gothic accounts for its natural gas and oil exploration and development activities using the full-cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and depleted using the units-of-production method based on proved natural gas and oil reserves. Gothic capitalizes costs, including salaries and related fringe benefits of employees and/or consultants directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities. Such costs do not include any costs related to production, general corporate overhead, or similar activities.

    Gothic's natural gas and oil reserves are estimated annually by independent petroleum engineers. Gothic's calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of salvage values. The average composite rate used for DD&A of natural gas and oil properties was $0.91, $0.77 and $0.81 per mcfe in 1998, 1999 and 2000, respectively. DD&A of natural gas and oil properties amounted to $23.6 million, $20.4 million and $21.9 million in 1998, 1999 and 2000, respectively.

    In the event the unamortized cost of natural gas and oil properties being amortized exceeds the full-cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full-cost ceiling is based principally on the estimated future discounted net cash flows from Gothic's natural gas and oil properties. Gothic recorded a $76.0 million provision for impairment of natural gas and oil properties during the year ended December 31, 1998. No such provision was recorded in 1999 or 2000. As discussed in Note 11, estimates of natural gas and oil reserves are imprecise. Changes in the estimates or declines in natural gas and oil prices could cause Gothic in the near-term to reduce the carrying value of its natural gas and oil properties.

    Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of Gothic's natural gas and oil properties are located in the United States, a single cost center is used.

Equipment, Furniture and Fixtures

    Equipment, furniture and fixtures are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to seven years.

Debt Issuance Costs

    Debt issuance costs, including the original issue discount associated with Gothic's 11 1/8% Senior Secured Notes Due 2005 and Gothic Energy's 14 1/8% Senior Secured Discount Notes Due 2006, are amortized and included in interest expense using the effective interest method over the term of the notes. The unamortized portion of debt issuance costs associated with Gothic's credit facility is also included in other assets and amortized and included in interest expense using the straight-line method over the term of the facility. Amortization of debt issuance costs for the years ended December 31, 1998, 1999 and 2000 amounted to $2.0 million, $1.8 million and $1.8 million, respectively. Unamortized debt issue costs at December 31, 1999 and 2000 were $9.9 million and $7.4 million, respectively.

Natural Gas and Oil Sales and Natural Gas Balancing

    Gothic uses the sales method for recording natural gas sales. Gothic's oil and condensate production is sold, the title passes, and revenue is recognized at or near its wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to Gothic's interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as Gothic's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded Gothic's share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 1999, total sales exceeded Gothic's share of estimated total gas reserves on 32 wells by $2.8 million (1,449 mmcf), based on historical settlement prices. At December 31, 2000, total sales exceeded Gothic's share of estimated total gas reserves on 27 wells by $2.2 million (1,233 mmcf). The gas imbalance liability has been classified in the balance sheet as non-current, as Gothic does not expect to settle the liability during the next twelve months.

    Gothic has recorded deferred charges for estimated lease operating expenses incurred in connection with its underproduced gas imbalance position. Cumulative total gas sales volumes for underproduced wells were less than

Gothic's pro-rata share of total gas production from these wells by 4,435 mmcf and 4,122 mmcf for 1999 and 2000, respectively, resulting in prepaid lease operating expenses of $1.5 million and $1.2 million for 1999 and 2000, respectively, which are included in other assets in the accompanying balance sheet. The rate used to calculate the deferred charge is the average annual production costs per mcf.

    Gothic has recorded accrued charges for estimated lease operating expenses incurred in connection with its overproduced gas imbalance position. Cumulative total gas sales volumes for overproduced wells exceeded Gothic's pro-rata share of total gas production from these wells by 2,717 mmcf and 2,271 mmcf for 1999 and 2000, respectively, resulting in accrued lease operating expenses of $897,000 and $681,000 in 1999 and 2000, respectively, which are included in the gas imbalance liability in the accompanying balance sheet. The rate used to calculate the accrued liability is the average annual production costs per mcf.

Income Taxes

    Gothic applies the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities or assets arise from the temporary differences between the tax basis of assets and liabilities, and their basis for financial reporting, and are subject to tests of realizability in the case of deferred tax assets. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Loss per Common Share

    Loss per common share before extraordinary item and net loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented on the Consolidated Statement of Operations is a reconciliation of loss available to common shareholders. There is no difference between actual weighted average shares outstanding, which are used in computing basic loss per share, and diluted weighted average shares, which are used in computing diluted loss per share, because the effect of outstanding options and warrants would be antidilutive. Warrants and options to purchase approximately 20,775,000, 19,940,000 and 14,731,000 shares were outstanding as of December 31, 1998, 1999 and 2000, and were excluded from the computation of diluted loss per share due to their anti-dilutive impact.

Stock Based Compensation

    Gothic applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on Gothic's grants in 1998 and 1999 no compensation expense has been recognized.

Recently Issued Financial Accounting Pronouncements

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for Gothic). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all existing hedging relationships must be designated, reassessed, documented and the accounting conformed to the provisions of FAS 133. Gothic had no derivative instruments outstanding at December 31, 2000, and has not subsequently entered into any hedging instruments.

2. FINANCING ACTIVITIES

Credit Facility

    On April 27, 1998, Gothic Production, with Gothic Energy as guarantor, entered into a credit facility, with Bank One (the "Credit Facility"). The Credit Facility consists of a revolving line of credit, with an initial borrowing base of $25.0 million. Borrowings are limited to being available for the acquisition and development of natural gas and oil properties, letters of credit and general corporate purposes. The borrowing base will be redetermined at least semi-annually. Upon an amendment to the Credit Facility dated November 15, 2000, the borrowing base was reduced to $10.75 million and the principal is due at maturity, January 31, 2001. Interest is payable monthly calculated at the Bank One base rate, as determined from time to time by Bank One. Gothic may elect to calculate interest under a London Interbank Offered Rate ("LIBOR") plus 1.5% (or up to 2.0% in the event the loan balance is greater than 75% of the borrowing base). Gothic is required to pay a commitment fee on the unused portion of the borrowing base equal to 1/2 of 1% per annum. Under the Credit Facility, Bank One holds first priority liens on substantially all of the natural gas and oil properties of Gothic, whether currently owned or hereafter acquired. As of December 31, 2000 there were no borrowings outstanding under the Credit Facility. The Credit Facility was terminated on January 31, 2001.

11 1/8% Senior Secured Notes Due 2005

    The 11 1/8% Senior Secured Notes Due 2005 ("Senior Secured Notes") issued by Gothic Production are fully and unconditionally guaranteed by Gothic Energy. The aggregate original principal amount of Senior Secured Notes outstanding was $235.0 million issued under an indenture dated April 21, 1998 (the "Senior Note Indenture"). The Senior Secured Notes bear interest at 11 1/8% per annum payable semi-annually in cash in arrears on May 1 and November 1 of each year commencing November 1, 1998. The Senior Secured Notes mature on May 1, 2005. All of the obligations of Gothic Production under the Senior Secured Notes are collateralized by a second priority lien on substantially all of Gothic's natural gas and oil properties, subject to certain permitted liens.

    Gothic may, at its option, at any time on or after May 1, 2002, redeem all or any portion of the Senior Secured Notes at redemption prices decreasing from 105.563%, if redeemed in the 12-month period beginning May 1, 2002, to 100.00% if redeemed in the 12-month period beginning May 1, 2004 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2002, Gothic may, at its option, redeem all or any portion of the Senior Secured Notes at the Make-Whole Price (as defined in the Senior Note Indenture) plus accrued or unpaid interest to the date of redemption. In addition, in the event Gothic consummates one or more Equity Offerings (as defined in the Senior Note Indenture) on or prior to May 1, 2001, Gothic, at its option, may redeem up to 33 1/3% of the aggregate principal amount of the Senior Secured Notes with all or a portion of the aggregate net proceeds received by Gothic from such Equity Offering or Equity Offerings at a redemption price of 111.125% of the aggregate principal amount of the Senior Secured Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least 66 2/3% of the original aggregate principal amount of the Senior Secured Notes remains outstanding.

    Following the occurrence of any Change of Control (as defined in the Senior
Note Indenture), Gothic must offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest to the date of repurchase. Gothic made a Change of Control offer following the Chesapeake Merger. The offer terminated on February 22, 2001. Prior to the expiration of the offer, $1.0 million of the Senior Secured Notes were tendered and purchased by Gothic.

    The Senior Note Indenture under which the Senior Secured Notes were issued contains certain covenants limiting Gothic with respect to or imposing restrictions on the incurrence of additional indebtedness, the payment of dividends, distributions and other restricted payments, including the payment of dividends and distributions to Gothic Energy and Chesapeake, the sale of assets, creating, assuming or permitting to exist any liens (with certain exceptions) on its assets, mergers and consolidations (subject to meeting certain conditions), sale leaseback transactions, and transactions with affiliates, among other covenants.

    Events of default under the Senior Note Indenture include the failure to pay any payment of principal or premium when due, failure to pay for 30 days any payment of interest when due, failure to make any optional redemption payment when due, failure to perform any covenants relating to mergers or consolidations, failure to perform any other covenant or agreement not remedied within 30 days of notice from the Trustee under the Senior Note Indenture or the holders of 25% in principal amount of the Senior Secured Notes then outstanding, defaults under other indebtedness of Gothic causing the acceleration of the due date of such indebtedness having an outstanding principal amount of $10.0 million or more, the failure of Gothic Production to be a wholly owned subsidiary of Gothic Energy, and certain other bankruptcy and other court proceedings, among other matters.

14 1/8% Senior Secured Discount Notes Due 2006

    The 14 1/8% Senior Secured Discount Notes Due 2006 (the "Discount Notes") were issued by Gothic Energy under an indenture (the "Discount Note Indenture") dated April 21, 1998 in such aggregate principal amount and at such rate of interest as generated gross proceeds of $60.2 million. Gothic also issued seven-year warrants to purchase, at an exercise price of $2.40 per share, 825,000 shares of Gothic Energy's common stock with the Discount Notes. The estimated fair value of such warrants was approximately $554,000 on the date of issuance. The Discount Notes were issued at a substantial discount from their principal amount and accrete at a rate per annum of 14 1/8%, compounded semi-annually, to an aggregate principal amount of $104.0 million at May 1, 2002. Thereafter, the Discount Notes accrue interest at the rate of 14 1/8% per annum, payable in cash semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2002. The Discount Notes mature on May 1, 2006 and are collateralized by a first priority lien against the outstanding shares of capital stock of Gothic Production. The carrying amount of the Discount Notes as of December 31, 2000 was $86.7 million.

    Gothic may, at its option, at any time on or after May 1, 2003, redeem all or any portion of the Discount Notes at redemption prices decreasing from 107.063% if redeemed in the 12-month period beginning May 1, 2003 to 100.00% if redeemed in the 12-month period beginning May 1, 2005 and thereafter plus, in each case, accrued and unpaid interest thereon. Notwithstanding the foregoing, at any time prior to May 1, 2003, Gothic may, at its option, redeem all or any portion of the Discount Notes at the Make-Whole Price (as defined in the Discount Note Indenture) plus accrued or unpaid interest to the date of redemption.

3. STOCKHOLDERS' EQUITY

    In January 1999, Gothic Energy issued 30,000 shares of its common stock as part of a severance package to a former employee. On August 17, 1999, Chesapeake fully exercised the common stock purchase warrant issued to it in April 1998 and purchased 2,394,125 shares of Gothic Energy's common stock. The warrant had been issued to Chesapeake as part of the transaction involving the sale to Chesapeake of shares of Gothic Energy's Series B Senior Redeemable Preferred Stock, a 50% interest in Gothic's Arkoma basin natural gas and oil properties and a 50% interest in substantially all of Gothic's undeveloped acreage. The shares were issued pursuant to the cashless exercise provisions of the warrant that permitted Chesapeake to surrender the right to exercise the warrant for a number of shares of Gothic Energy's common stock having a market value equivalent to the total exercise price. The total exercise price was $23,941.25 or $0.01 per share. An aggregate of 45,121 warrants were surrendered in payment of the total exercise price. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by section 4(2) thereof.

    In July 2000, Gothic Energy issued 225,000 shares of its common stock to one director and certain employees upon their exercise of stock options.

    In July 2000, Gothic Energy issued 233,000 shares of its common stock to two warrant holders upon the exercise of outstanding common stock purchase warrants.

    In August 2000, Gothic Energy issued 4,161,000 shares of its common stock to certain employees, two officers and two directors, upon their exercise of stock options. The directors, officers and employees issued full recourse interest bearing promissory notes, due one year from the date of issuance, upon exercise of the stock options. All of these notes were paid in full prior to January 31, 2001.

Preferred Stock Offering

    Series B Preferred Stock and Warrant. On April 27, 1998, as part of a recapitalization, Gothic Energy issued 50,000 shares of Series B Preferred Stock with an aggregate liquidation preference of $50.0 million and a warrant to purchase 2,439,246 shares of Gothic Energy's common stock, discussed above. The estimated fair value of such warrant was $4.9 million on the date of issuance. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks senior to all classes of common stock of Gothic Energy and senior to all other classes or series of any class of preferred stock. Holders of the Series B Preferred Stock are entitled to receive dividends payable at a rate per annum of 12% of the aggregate liquidation preference of the Series B Preferred Stock payable in additional shares of Series B Preferred Stock; provided that after April 1, 2000, at

Gothic Energy's option, it may pay the dividends in cash. Dividends are cumulative and will accrue from the date of issuance and are payable quarterly in arrears.

    At any time prior to April 30, 2000, the Series B Preferred Stock may have been redeemed at the option of Gothic Energy in whole or in part, at 105% of the liquidation preference payable in cash out of the net proceeds from a public or private offering of any equity security, plus accrued and unpaid dividends (whether or not declared), which shall also be paid in cash. At any time on or after April 30, 2000, the Series B Preferred Stock may have been redeemed at the option of Gothic Energy in whole or in part, in cash at a redemption price equal to the liquidation preference.

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

    The Series B Preferred Stock, all of which was owned by Chesapeake prior to the merger, remains outstanding. As part of the merger, the terms of the Series B Preferred Stock were amended to provide for cash dividends of 8% per annum if, as and when declared by the Board of Directors, optional redemption rights permitting Gothic Energy to redeem the shares at any time or from time to time, and mandatory redemption for cash on June 30, 2008. The amendment also eliminated conversion rights.

Other Warrants

    In connection with past financing arrangements and as compensation for consulting and professional services, Gothic Energy has issued other warrants to purchase its common stock.

    A summary of the status of Gothic Energy's warrants as of December 31, 1997, 1998, 1999 and 2000, and changes during the years ended December 31, 1998, 1999 and 2000 is presented below:

                                                      NUMBER         WEIGHTED           NUMBER      WEIGHTED AVERAGE
                                                   OUTSTANDING     AVERAGE PRICE      EXERCISABLE    EXERCISE PRICE
                                                  ------------     -------------     ------------   ----------------

Balance at December 31, 1997 ................       11,404,531      $       2.54       11,404,531     $       2.54
Warrants granted ............................        5,940,024              1.06
                                                  ------------
Balance at December 31, 1998 ................       17,344,555      $       2.00       17,344,555     $       2.00
Warrants exercised/expired ..................       (2,639,246)             0.20
                                                  ------------
Balance at December 31, 1999 ................       14,705,309      $       2.33       14,705,309     $       2.33
  Warrants exercised/expired ................       (1,233,121)             2.20
  Warrants adjusted for antidilution ........          524,109                --
                                                  ------------
Balance at December 31, 2000 ................       13,996,297      $       2.40       13,996,297     $       2.40
                                                  ============

    The following table summarizes information about Gothic Energy's warrants, which were outstanding, and those which were exercisable, as of December 31, 2000:

                                                  WARRANTS OUTSTANDING                 WARRANTS EXERCISABLE
                                       ------------------------------------------   ---------------------------
                        PRICE            NUMBER        WEIGHTED       WEIGHTED        NUMBER        WEIGHTED
                        RANGE          OUTSTANDING   AVERAGE LIFE   AVERAGE PRICE   EXERCISABLE   AVERAGE PRICE
                    -------------      -----------   ------------   -------------   -----------   -------------
                    $1.78-- $3.00      13,996,297       1.1 years   $        2.40    13,996,297   $        2.40

4. STOCK OPTIONS

Incentive Stock Option Plan

    Gothic Energy has an incentive stock option and non-statutory option plan, which provides for the issuance of options to purchase up to 2,500,000 shares of common stock to key employees and directors. The incentive stock options granted under the Plan are generally exercisable for a period of ten years from the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the common stock on the date of grant. The exercise price of a non-qualified option granted under the Plan may not be less than 40% of the fair market value of the common stock at the time the option is granted. No non-qualified options have been issued under the Plan. As of December 31, 1998 and 1999, options to purchase 2,095,000 and 2,500,000 shares of common stock, respectively, had been issued under the Plan. As of December 31, 2000, all options granted under the Plan had been exercised.

Omnibus Incentive Plan

    On August 13, 1996 at the annual shareholders' meeting, the shareholders approved the 1996 Omnibus Incentive Plan and the 1996 Non-Employee Stock Option Plan. The 1996 Omnibus Incentive Plan provides for compensatory awards of up to an aggregate of 1,000,000 shares of common stock of Gothic Energy to officers, directors and certain other key employees. Awards may be granted for no consideration and consist of stock options, stock awards, stock appreciation rights, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Generally, options will be granted at an exercise price equal to the lower of
(i) 100% of the fair market value of the shares of common stock on the date of grant or (ii) 85% of the fair market value of the shares of common stock on the date of exercise. Each option will be exercisable for the period or periods specified in the option agreement, which will generally not exceed 10 years from the date of grant. As of December 31, 1999, options to purchase 1,000,000 shares of common stock had been issued under the Omnibus Incentive Plan. As of December 31, 2000, all options granted under the Omnibus Incentive Plan had been exercised.

Non-Employee Stock Option Plan

    The 1996 Non-Employee Stock Option Plan provides a means by which non-employee directors of Gothic and consultants to Gothic can be given an opportunity to purchase stock in Gothic Energy. The plan provides that a total of 1,000,000 shares of Gothic Energy's common stock may be issued pursuant to options granted under the Non-Employee Plan, subject to certain adjustments. The exercise price for each option granted under the Non-Employee Plan will not be less than the fair market value of the common stock on the date of grant. Each option will be exercisable for the period or periods specified in the option agreement, which can not exceed 10 years from the date of grant. Options granted to directors will terminate thirty (30) days after the date the director is no longer a director of Gothic. As of December 31, 1998 and 1999, options to purchase 600,000 and 1,000,000 shares of common stock, respectively, had been issued under the Non-Employee Plan. As of December 31, 2000, all options granted under the Non-Employee Plan had been exercised.

    A summary of the status of Gothic Energy's stock options as of December 31, 1997, 1998, 1999 and 2000, and changes during December 31, 1998, 1999 and 2000, is presented below:

                                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                    ----------------------------    ---------------------------
                                                       NUMBER        WEIGHTED         NUMBER        WEIGHTED
                                                     OUTSTANDING   AVERAGE PRICE    EXERCISABLE   AVERAGE PRICE
                                                    ------------   -------------    -----------   -------------
    Balance at December 31, 1997.................    2,690,000       $   1.17         1,850,000        $ 1.52
    Options granted..............................    1,285,000            .40
    Options forfeited............................     (545,000)           .40
                                                    ----------
    Balance at December 31, 1998.................    3,430,000       $   1.00         1,927,500        $ 1.47
      Options granted............................    2,185,000            .39
      Options forfeited..........................     (380,000)           .40
                                                    ----------
    Balance at December 31, 1999.................    5,235,000       $    .79         2,807,500        $ 1.13
      Options exercised..........................   (4,390,000)       .15-.53
      Options forfeited..........................     (110,000)           .40
                                                    ----------
    Balance at December 31, 2000.................      735,000       $   3.21           735,000        $ 3.21
                                                    ==========

    The following table summarizes information about Gothic Energy's stock options which were outstanding, and those which were exercisable, as of December 31, 2000:

                                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                       ------------------------------------------   ---------------------------
                        PRICE            NUMBER        WEIGHTED       WEIGHTED        NUMBER        WEIGHTED
                        RANGE          OUTSTANDING   AVERAGE LIFE   AVERAGE PRICE   EXERCISABLE   AVERAGE PRICE
                    -------------      -----------   ------------   -------------   -----------   -------------
                    $1.50-- $3.30          735,000      0.3 years   $        3.21       735,000   $       3.21

    Gothic applies Accounting Principles Board Opinion No. 25 in accounting for stock options granted to employees, including directors, and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") for stock options and warrants granted to non-employees. No compensation cost has been recognized in 1998, 1999 or 2000.

    Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been increased as follows:

                                                      1998              1999              2000
                                                  ------------      ------------      ------------
                                                         ($ IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
Net loss available for common shares:
  As reported ...............................     $   (140,383)     $    (25,976)     $     (3,445)
                                                  ============      ============      ============
  Pro forma .................................     $   (141,232)     $    (26,439)     $     (3,751)
                                                  ============      ============      ============
Basic and diluted loss per share:
  As reported ...............................     $      (8.63)     $      (1.51)     $      (0.17)
                                                  ============      ============      ============
  Pro forma .................................     $      (8.68)     $      (1.54)     $      (0.18)
                                                  ============      ============      ============

    The fair value of each option granted is estimated using the Black Scholes model. Gothic's stock volatility was 0.81 and 0.95 in 1998 and 1999, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with an average risk-free interest rate of 4.81 percent and
5.59 percent in 1998 and 1999, respectively. Expected life was three years for options issued in both 1998 and 1999 based on the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1998 and 1999 under the Stock Option Plan were $643,000 and $646,000, respectively. No options were granted during 2000. As part of the merger, all plans terminated on January 16, 2001.

5. INCOME TAXES

    A reconciliation of the income tax expense or benefit, computed by applying the federal statutory rate to pre-tax income or loss, to Gothic's effective income tax expense or benefit is as follows:

                                                              1998          1999          2000
                                                            --------      --------      --------
                                                                      ($ IN THOUSANDS)
Income tax (expense) benefit computed at the
 statutory rate (34%) .................................     $ 44,094      $  5,885      $ (2,068)
State income taxes, net of federal ....................        5,135           685          (260)
Change in valuation allowance .........................      (49,229)       (6,570)        2,555
Other .................................................           --            --          (227)
                                                            --------      --------      --------
Income tax (expense) benefit ..........................           --            --            --
                                                            ========      ========      ========

    Deferred tax assets and liabilities are comprised of the following at December 31, 1999 and 2000:

                                                    1999          2000
                                                  --------      --------
                                                      ($ IN THOUSANDS)
Deferred tax assets:
  Gas balancing liability ...................     $  1,386      $  1,077
  Net operating loss carryforwards ..........       68,448        68,436
  Depletion carryforwards ...................          257           257
  Tax over book basis of property and
   equipment ................................        2,627           426
  Accrued wages .............................          119            --
                                                  --------      --------
  Gross deferred tax assets .................       72,837        70,196
Deferred tax liabilities:
  Deferred lease operating expenses .........         (556)         (470)
                                                  --------      --------
  Gross deferred tax liabilities ............         (556)         (470)
Net deferred tax assets .....................       72,281        69,726
  Valuation allowance .......................      (72,281)      (69,726)
                                                  --------      --------
                                                        --            --
                                                  ========      ========

    Net operating losses of approximately $180.3 million are available for future use against taxable income. These net operating loss carryforwards ("NOL") expire in the years 2010 through 2019.

    Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, in the event that a substantial change in the ownership of Gothic Energy were to occur in the future (whether through the sale of stock by a significant shareholder or shareholders, new issuances of stock by Gothic Energy, conversions, a redemption, recapitalization, reorganization, any combination of the foregoing or any other method) so that ownership of more than 50% of the value of Gothic Energy's capital stock changed during any three-year period, Gothic Energy's ability to utilize its NOLs could be substantially limited.

    Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. As a result of significant losses in prior years, Gothic has recorded a 100% valuation allowance, as management presently deems it is more likely than not that realization will not occur in the future.

6. COMMITMENTS AND CONTINGENCIES

    Gothic entered into an employment agreement with its President effective January 1, 1999. The President received a base salary of $225,000 per year. In addition, he was to receive a cash bonus as was determined by Gothic's Board of Directors. The President was also entitled to participate in such incentive compensation and benefit programs as Gothic made available. The term of the agreement was for a period of three years and at the end of the first year and at the end of each succeeding year the agreement was automatically extended for one year such that at the end of each year there would automatically be three years remaining on the term of the agreement. The President could terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement was terminated by Gothic (other than for cause, as defined), the President was entitled to receive a payment representing all salary due under the remaining full term of his agreement and Gothic was obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of Gothic, the President had the right to terminate his employment agreement with Gothic within sixty days thereafter, whereupon Gothic would be obligated to pay to him a sum equal to three years of his base salary under the agreement, plus a lump sum payment of $250,000. The President resigned from Gothic effective January 16, 2001, upon completion of the Chesapeake Merger.

    Gothic also entered into an employment agreement with its Chief Financial Officer effective January 1, 1999. The Chief Financial Officer received a base salary of $187,500 per year. In addition, he was to receive a cash bonus as was determined by Gothic's Board of Directors. The CFO was also entitled to participate in such incentive compensation and benefit programs as Gothic made available. The term of the agreement was for a period of three years and at the end of the first year and at the end of each succeeding year the agreement was automatically extended for one year such that at the end of each year there would automatically be three years remaining on the term of the agreement. The CFO could terminate the agreement at the end of the initial term and any succeeding term on not less than six months notice. In the event the employment agreement was terminated by Gothic (other than for cause, as defined), the CFO was entitled to receive a payment representing all salary due under the remaining full term of his agreement, and Gothic was obligated to continue his medical insurance and other benefits provided under the agreement in effect for a period of one year after such termination. In the event of a change in control, as defined, of Gothic, the CFO had the right to terminate his employment with Gothic within sixty days thereafter, whereupon Gothic would be obligated to pay to him a sum equal to three years base salary, plus a lump sum payment of $200,000. The Chief Financial Officer resigned from Gothic effective January 16, 2001, upon completion of the Chesapeake Merger.

    The above employment agreements were amended in connection with the Merger whereby the executives each received a severance payment equal to their year 2000 base salary, and entered into consulting and non-compete agreements with Chesapeake.

    Gothic leases its corporate offices and certain office equipment and automobiles under non-cancelable operating leases. Rental expense under non-cancelable operating leases was $190,000, $240,000 and $345,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Remaining minimum annual rentals under non-cancelable lease agreements subsequent to December 31, 2000 are as follows:

2001 .........................     $  295,000
2002 .........................     $  282,000
2003 .........................     $  267,000
2004 .........................     $  247,000

    Gothic is not a defendant in any pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, Gothic does not believe that the outcome of these matters will have a material adverse effect on Gothic's financial position or results of operations.

7. BENEFIT PLAN

    Gothic maintained a 401(k) plan for the benefit of its employees. The plan was implemented in October 1997. The plan permitted employees to make contributions on a pre-tax salary reduction basis. Gothic made limited matching contributions to the plan, and also made other discretionary contributions. Gothic's contributions for 1998, 1999 and 2000 were $62,000, $85,000 and $81,000, respectively. The plan was terminated in December 2000.

8. MAJOR CUSTOMERS

    During the year ended December 31, 2000, Gothic was a party to contracts whereby it sold approximately 60% of its natural gas production to CMS Continental Natural Gas Corporation ("Continental"), and approximately 64% of its oil production to Duke Energy, Inc. Gothic has a ten-year marketing agreement, whereby the majority of the natural gas associated with properties acquired from Amoco in January 1998 will be sold to Continental, at market prices, under this agreement.

9. RELATED PARTY TRANSACTIONS

    During 1997, Gothic made advances totaling $336,000 to two officers and directors of Gothic. In February 1998, $168,000 was received in connection with a severance agreement. The balance outstanding on the remaining advance was $179,000 as of December 31, 1998. This amount was forgiven by Gothic during 1999.

    During 2000, Gothic made advances to directors, officers and employees totaling $1.7 million for the exercise of options to purchase Gothic common stock. These amounts were settled in connection with the Merger on January 16, 2001.

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial information for 1999 and 2000 is as follows:

                                                                      THREE MONTHS ENDED
                                                  ----------------------------------------------------
                                                  MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                  --------      --------    ------------   -----------
                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 1999:
  Revenues ..................................     $ 11,470      $ 13,206      $ 14,150      $ 16,798
                                                  --------      --------      --------      --------
  Gross profit(1) ...........................     $  3,846      $  5,577      $  6,217      $  9,410
                                                  --------      --------      --------      --------
  Net loss ..................................     $ (5,621)     $ (4,850)     $ (4,296)     $ (2,542)
                                                  --------      --------      --------      --------
  Loss per common share:(2)
    Basic ...................................     $  (0.47)     $  (0.43)     $  (0.37)     $  (0.26)
                                                  --------      --------      --------      --------
    Diluted .................................     $  (0.47)     $  (0.43)     $  (0.37)     $  (0.26)
                                                  --------      --------      --------      --------
Year Ended December 31, 2000:
  Revenues ..................................     $ 15,559      $ 17,660      $ 21,904      $ 30,622
                                                  --------      --------      --------      --------
  Gross profit(1) ...........................     $  8,334      $ 10,467      $ 12,920      $ 19,603
                                                  --------      --------      --------      --------
  Net income (loss) .........................     $ (2,883)     $   (517)     $  1,325      $  8,157
                                                  --------      --------      --------      --------
  Earnings (loss) per common share:(2)
                                                  --------      --------      --------      --------
    Basic ...................................     $  (0.28)     $  (0.15)     $  (0.05)     $   0.24
                                                  --------      --------      --------      --------
    Diluted .................................     $  (0.28)     $  (0.15)     $  (0.05)     $   0.24
                                                  --------      --------      --------      --------

----------

(1) Gross profit includes total revenues, less lease operating expenses and depletion, depreciation and amortization expense.

(2) As a result of shares issued during the year, earnings per share for the year's four quarters, which is based on average shares outstanding during each quarter, does not equal the annual earnings per share, which is based on the average shares outstanding during the year.

11. SUPPLEMENTARY NATURAL GAS AND OIL INFORMATION

    The following supplemental historical and reserve information is presented in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures About Oil and Gas Producing Activities".

FINANCIAL DATA

Capitalized Costs

    The aggregate amounts of capitalized costs relating to natural gas and oil producing activities, net of valuation allowances, and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at December 31, 1999 and 2000 were as follows:

                                                                         1999             2000
                                                                      ----------      ----------
                                                                           ($ IN THOUSANDS)
Proved properties ...............................................     $  258,818      $  275,827
Unproved, not subject to depreciation, depletion and
  amortization ..................................................          5,473           6,191
Less accumulated depreciation, depletion, and amortization ......        (53,137)        (75,003)
                                                                      ----------      ----------
    Net natural gas and oil properties ..........................     $  211,154      $  207,015
                                                                      ==========      ==========

Costs Incurred

    Costs incurred in natural gas and oil property acquisition, exploration and development activities for the years ended December 31, 1998, 1999 and 2000 were as follows:

                                               1998         1999         2000
                                             --------     --------     --------
                                                      ($ IN THOUSANDS)
Proved property acquisition ............     $225,103     $  1,499     $    655
Unproved property acquisition ..........        2,109        2,611          718
Development costs ......................       16,270       18,445       18,535
                                             --------     --------     --------
    Total costs incurred ...............     $243,482     $ 22,555     $ 19,908
                                             ========     ========     ========

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

    Gothic's results of operations from natural gas and oil producing activities are presented below for 1998, 1999 and 2000. The following table includes revenues and expenses associated directly with Gothic's natural gas and oil producing activities.

                                                    1998          1999          2000
                                                  --------      --------      --------
                                                            ($ IN THOUSANDS)
Oil and gas sales ...........................     $ 50,714      $ 52,967      $ 83,065
Production expenses .........................       (8,608)       (5,725)       (5,234)
Production taxes ............................       (3,521)       (3,880)       (6,566)
Impairment of oil and gas properties ........      (76,000)           --            --
Depletion and depreciation ..................      (24,001)      (20,969)      (22,621)
                                                  --------      --------      --------
Results of operations from oil and gas
  producing activities ......................     $(61,416)     $ 22,393      $ 48,644
                                                  ========      ========      ========

NATURAL GAS AND OIL RESERVES DATA (UNAUDITED)

Estimated Quantities

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

    Estimates of natural gas and oil reserves require extensive judgments of reservoir engineering data as explained above. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other natural gas and oil producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows and significant revisions could occur in the near term. Accordingly, these estimates are expected to change as future information becomes available. All of Gothic's reserves are located onshore in the states of Oklahoma, Texas, New Mexico, Arkansas and Kansas.

    The following unaudited table, which is based on reports of Lee Keeling and Associates, Inc., sets forth proved natural gas and oil reserves:

                                                      1998                       1999                         2000
                                             ----------------------      ----------------------      ----------------------
                                              MBBLS          MMCF         MBBLS          MMCF          MBBLS         MMCF
                                             --------      --------      --------      --------      --------      --------
Proved Reserves:
   Beginning of year ...................        3,585       127,460         1,761       306,668         1,922       289,191
   Revisions of previous estimates .....         (872)       39,577           319         6,598            50        32,051
   Purchases of reserves in place ......        1,362       233,007            --         1,402            --           172
   Production ..........................         (257)      (24,455)         (158)      (25,477)         (135)      (26,309)
   Sales of reserves in place ..........       (2,057)      (68,921)           --            --           (69)       (4,198)
                                             --------      --------      --------      --------      --------      --------
   End of year .........................        1,761       306,668         1,922       289,191         1,768       290,907
                                             ========      ========      ========      ========      ========      ========
Proved Developed:
   Beginning of year ...................        2,503        91,690         1,523       254,762         1,683       251,631
   End of year .........................        1,523       254,762         1,683       251,631         1,567       245,472

Standardized Measure of Discounted Future Net Cash Flows

    Future net cash inflows are based on the future production of proved reserves of natural gas and crude oil as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, by applying current prices of natural gas and oil to estimated future production of proved reserves. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 2000, were $10.19 per mcf, and $26.54 per barrel, respectively. These prices were based on the adjusted cash spot price for natural gas and oil at December 31, 2000. These prices are significantly higher than the average natural gas and oil price ($5.88 per mcf and $25.00 per barrel) received by Gothic during December 2000, and the prices Gothic expects to receive during 2001. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes.

    Estimated future income taxes are computed by applying the appropriate year-end statutory tax rate to the future pretax net cash flows relating to Gothic's estimated proved natural gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

    Included in the estimated standardized measure of future cash flows are certain capital projects (future development costs). Gothic estimates the capital required to develop its undeveloped natural gas and oil reserves during 2001 to be approximately $30.0 million. If such capital is not employed, the estimated future cash flows will be negatively impacted.

    The following table sets forth Gothic's unaudited estimated standardized measure of discounted future net cash flows.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1998             1999            2000
                                                            -----------      -----------      -----------
                                                                           ($ IN THOUSANDS)
Cash Flows Relating to Proved Reserves:
  Future cash inflows .................................     $   573,604      $   596,216      $ 3,005,450
  Future production costs .............................        (141,253)        (139,458)        (350,371)
  Future development costs ............................         (37,028)         (26,969)         (42,260)
  Future income tax expense ...........................         (47,264)         (30,113)        (843,629)
                                                            -----------      -----------      -----------
                                                                348,059          399,676        1,769,190
  Ten percent annual discount factor ..................        (169,297)        (201,291)        (911,617)
                                                            -----------      -----------      -----------
  Standardized  measure of discounted future net
     cash flows .......................................     $   178,762      $   198,385      $   857,573
                                                            ===========      ===========      ===========


    The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1998           1999           2000
                                                                      ---------      ---------      ---------
                                                                                ($ IN THOUSANDS)
Standardized measure of discounted future cash
  flows-beginning of period .....................................     $  94,102      $ 178,762      $ 198,385
Sales of natural gas and oil produced, net of
  operating expenses ............................................       (38,585)       (43,362)       (71,265)
Purchases of reserves-in-place ..................................       231,184          1,000            114
Sales of reserves-in-place ......................................       (62,933)            --         (3,815)
Revisions of previous quantity estimates and changes in
  sales prices and production costs .............................       (54,416)        44,109        714,315
Accretion of discount ...........................................         9,410         17,876         19,839
                                                                      ---------      ---------      ---------
Standardized measure of discounted future cash flows-end
  of period .....................................................     $ 178,762      $ 198,385      $ 857,573
                                                                      =========      =========      =========

                                 EXHIBIT INDEX


          EXHIBIT                             DESCRIPTION
          -------                             -----------
           3.1*               Restated Certificate of Incorporation of Gothic
                              Energy Corporation

           3.2*               By-Laws of Gothic Energy Corporation

           4.1                Indenture dated as of April 21, 1998 between
                              Gothic Production Corporation and The Bank of New
                              York, as Trustee, with respect to the 11-1/8%
                              Senior Secured Notes due 2005. Incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K for April 27, 1998.

           23*                Consent of Lee Keeling and Associates, Inc.

----------
* Filed herewith.